Form 10-K405
period 1996-12-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1997-03-31
CIK 1020817

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-11893

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-3247750
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
       235 MONTGOMERY STREET, SUITE 420
              SAN FRANCISCO, CA                                   94104
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 616-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     This report, including exhibits, consists of 134 pages. The Index of Exhibits is found on page 122.

================================================================================

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.    Business....................................................................    1
ITEM 2.    Properties..................................................................   22
ITEM 3.    Legal Proceedings...........................................................   22
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................   22

PART II
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......   22
ITEM 6.    Selected Financial Data.....................................................   22
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   27

PART III
ITEM 8.    Financial Statements and Supplementary Data.................................   44
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................  114
ITEM 10.   Directors and Executive Officers of the Registrant..........................  114
ITEM 11.   Executive Compensation......................................................  117
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............  118
ITEM 13.   Certain Relationships and Related Transactions..............................  118

PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............  121

SIGNATURES.............................................................................  125

SUPPLEMENTAL INFORMATION...............................................................

     INFORMATION CONTAINED IN THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, REGARDING ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH MATTERS AS, THE COMPANY'S CLUSTERING AND OPERATING STRATEGIES, CAPITAL EXPENDITURES, THE DEVELOPMENT OF NEW SERVICES, THE EFFECTS OF COMPETITION, AND OTHER SUCH MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, AND THE COMPANY CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 "CERTAIN FACTORS AFFECTING FUTURE RESULTS."

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV") was formed on March 19, 1996 as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, to acquire and consolidate various cable television systems located in high-growth areas of the southeastern United States ("Southeast"). ICP-IV (together with its subsidiaries, the "Company") has one of the largest concentrations of basic subscribers in the Southeast and is the largest cable television service provider in Tennessee. The Company's operations are composed of three clusters that, in the aggregate, served approximately 573,700 basic subscribers and passed approximately 852,000 homes as of December 31, 1996.

     Acquisitions

     During the year ended December 31, 1996 the Company acquired cable television systems (the "Acquisitions") serving approximately 573,700 basic subscribers as of December 31, 1996 in Tennessee, South Carolina and Georgia through the following transactions:

          (i) The Company acquired on February 1, 1996 the cable television systems of Time Warner Entertainment Company, L.P. ("Time Warner") in Kingsport, Tennessee ("Kingsport System") and of ParCable, Inc. ("ParCable") in Hendersonville, Waverly and Monterey, Tennessee, and in Fort Campbell, Kentucky ("ParCable System") for a total purchase price of $62.4 million and $30.3 million, respectively. Also on January 29, 1996, May 2, 1996, July 1, 1996 and August 6, 1996 the Company acquired several small cable television systems located near Nashville, Knoxville and central Tennessee ("Miscellaneous Systems") for a total purchase price of $10.0 million.

          The acquisitions of the Miscellaneous Systems and the acquisitions of the Kingsport System and the ParCable System (collectively, the "Miscellaneous Acquisitions") have been accounted for as purchases and results of operations are included in the Company's consolidated results only from the dates these systems were acquired.

          (ii) The Company acquired on July 30, 1996 the controlling equity interest in InterMedia Partners West Tennessee, L.P. ("IPWT") and Robin Media Group, Inc. ("RMG") from affiliates. Also on July 30, 1996, Tele-Communications, Inc. ("TCI"), an affiliate, contributed certain cable television systems located in the Greenville/Spartanburg metropolitan area in South Carolina ("Greenville/Spartanburg System") to the Company.

          In connection with the Company's acquisitions of RMG and IPWT, the Company paid cash of $0.3 million for its equity interests in RMG and repaid in cash $365.5 million of the acquired entities' indebtedness, including $14.9 million of accrued interest. The Company also paid cash to TCI of $119.8 million in connection with TCI's contribution of the Greenville/Spartanburg System to the Company.

          The Company extinguished $36.7 million of IPWT's indebtedness in exchange for non-cash consideration consisting of limited partner interests in ICP-IV of $11.7 million and a preferred limited partner interest in ICP-IV of $25.0 million. In exchange for its contribution of the Greenville/Spartanburg System to the Company, TCI received non-cash consideration of $117.6 million in the form of a limited partner interest in ICP-IV.

          (iii) The Company purchased the Houston, Texas cable television assets of Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. ("Prime Houston System") and exchanged with TCI on August 1, 1996 the Prime Houston System for the Nashville, Tennessee cable television system purchased by TCI from Viacom, Inc. ("Viacom") immediately prior to the exchange ("Nashville System").

          The Company paid cash of approximately $315.3 million for the Nashville System, including related acquisition costs and fees, and $300.0 million paid in May 1996 for the Prime Houston System. The

     Company financed the purchase of the Prime Houston System with non-recourse debt and owned the Prime Houston System temporarily in contemplation of exchanging the Prime Houston System with TCI for the Nashville System. TCI managed the Prime Houston System during the Company's ownership period and there was no economic effect to the Company as a result of owning the system. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements for the year ended December 31, 1996. The acquisition of the Nashville System has been accounted for as a purchase and results of operations are included in the Company's consolidated results only from the date the system was acquired.

Prior to the Acquisitions, the Company had no operations.

     The Financing

     In connection with the Acquisitions, the Company obtained a $475.0 million revolving credit facility (the "Credit Facility") and a $220.0 million term loan and issued $292.0 million of senior subordinated notes (the "Notes"). The Company has also obtained capital contributions from its general and limited partners of $360.0 million, including the non-cash contributions of the Greenville/Spartanburg System and IPWT.

     Relationship with TCI and InterMedia Capital Management IV, L.P.

     TCI, through wholly owned subsidiaries, directly owns 49.0% of ICP-IV's non-preferred equity. TCI is the largest cable television operator in the United States, with wholly owned and affiliated systems serving more than 14.0 million subscribers.

     As a result of its relationship with TCI, the Company has the ability to purchase its programming and certain equipment at rates approximating those available to TCI. The Company has a contract with Satellite Services, Inc. ("SSI"), a subsidiary of TCI, to obtain basic and premium programming. SSI contracts with various programmers to purchase programming for TCI and its related companies. The Company has the option to purchase its programming through its contract with SSI for which it pays SSI's cost, plus an administrative fee. See "Certain Factors Affecting Future Results -- Loss of Beneficial Relationship with TCI."

     Pursuant to ICP-IV's agreement of limited partnership executed as of March 19, 1996 (the "Partnership Agreement"), InterMedia Capital Management IV, L.P. ("ICM-IV") manages all aspects of the day-to-day business and operations of the Company. See Item 13 "Certain Relationships and Related Transactions -- Management by ICM-IV."

OVERVIEW OF CABLE TELEVISION SYSTEMS

     The Company's operations are located in three clusters of the Southeast.

     The "Nashville/Mid-Tennessee Cluster" serves seven contiguous counties (Robertson, Sumner, Wilson, Rutherford, Williamson, Cheatham and Davidson) that encompass Nashville and its suburbs ("Nashville Metropolitan Market"). The Nashville/Mid-Tennessee Cluster also serves rural and suburban areas located in other counties in middle Tennessee, and an area of western Tennessee between Nashville and Memphis.

     The "Greenville/Spartanburg Cluster" is located in the northwest corner of South Carolina and the northeast corner of Georgia and serves five counties (Greenville, Spartanburg, Cherokee, Union and Pickens) that encompass the combined metropolitan area of Greenville/Spartanburg ("Greenville/Spartanburg Metropolitan Market").

     The "Knoxville/East Tennessee Cluster" serves the suburbs of Knoxville, which include parts of Blount, Knox, Loudon and Sevier counties, and rural areas west and south of Knoxville ("Knoxville Metropolitan Market"). In addition, the cluster serves the city of, and certain areas surrounding, Kingsport.

     As of December 31, 1996, operating data for the Company's three clusters was as follows:

                                                                                PREMIUM
                                             BASIC       HOMES       BASIC      SERVICE     PREMIUM
                                          SUBSCRIBERS   PASSED    PENETRATION    UNITS    PENETRATION
                                          -----------   -------   -----------   -------   -----------
Nashville/MidTennessee Cluster..........    329,022     510,067      64.5%      270,637      82.3%
Greenville/Spartanburg Cluster..........    146,431     206,673      70.9%      119,331      81.5%
Knoxville/East Tennessee Cluster........     98,202     135,303      72.6%       50,281      51.2%
                                            -------     -------                 -------
  Total.................................    573,655     852,043      67.3%      440,249      76.7%
                                            =======     =======                 =======

     Revenues and Services

     The Company earns revenues primarily from monthly service rates and related charges to its subscribers. The Company offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and various program packages which include several of these services at combined rates.

     Basic cable television service generally consists of signals of all four national television networks, various independent and educational television stations, PBS (the Public Broadcasting System) and certain satellite-delivered programs. The expanded basic or cable programming services ("CPS") tier generally includes satellite-delivered cable networks such as ESPN, CNN, TNT, the Family Channel, Discovery and others. In certain of its Systems, the Company also offers a second tier of non-premium services which qualifies as a non-regulated new product tier ("NPT"). NPT programming generally consists of 5 to 8 additional satellite-delivered cable network channels such as The History Channel, Turner Classic Movies and FxM.

     Premium services consist of feature films, sporting events and other special features that are presented without commercial interruption. Premium services are offered to subscribers at a separate monthly charge for each pay unit and at discounted prices for combinations or packages of pay services. Certain of the Company's cable television systems also provide extra or "multiplexed" channels of premium services such as HBO, Cinemax and Showtime free of charge to its premium service subscribers. Pay-per-view services allow subscribers to receive single programs, frequently consisting of feature movies, special events, sporting events and adult programming on a per-day or per-event basis.

     For the year ended December 31, 1996, of the Company's total revenues, basic and tier services generated 69.0%, premium service fees 14.6%, pay-per-view revenues 2.3%, advertising revenues 4.1% and equipment rentals and installation fees, home shopping commissions and other miscellaneous fees 10.0%.

OPERATING STRATEGY

     The Company's strategy is to own, operate and develop cable television systems in geographically clustered, high-growth markets in the Southeast. The operating strategy was developed by the Company's senior management team, which includes experienced operating, engineering, marketing and financial executives. The operating strategy includes the following key elements:

          Cluster Subscribers. Management believes the Company can derive significant economies of scale and operating efficiencies by clustering its operations. Operational advantages and cost savings associated with clustering include centralizing management, billing, marketing, customer service, technical and administrative functions, and reducing the number of headends. The Company intends to (i) create regional customer service centers in each of the operating regions, which should allow the Company to staff, train and monitor its customer service operations more effectively, and (ii) substantially reduce the number of its headends, engineering support facilities and associated maintenance costs. Management believes that clustering also provides the Company with significant revenue opportunities including the ability to attract additional advertising and to offer a broader platform for data services.

          Focus on Regions with Attractive Demographics. Management believes that the Company will continue to benefit from the household growth in, and the outward expansion of, the metropolitan areas served by the Company. Furthermore, management believes that households located in areas with attractive demographics are more likely to subscribe to cable television services, premium service packages and new service offerings.

          Upgrade Cable Television Systems. Management believes that the Company's "Capital Improvement Program," which is designed to comprehensively upgrade the Company's distribution network, will further the Company's efforts to reduce costs, create additional revenue opportunities, increase customer satisfaction and enhance system reliability. Successfully upgrading the Company's cable television plant will expand channel capacity, enhance network quality and dependability, augment addressability and, in certain systems, provide the capability to carry digitally compressed signals and allow the Company to offer two-way transmission.

          Target Additional Revenue Sources. Management believes that the Company's geographic clustering, the demographic profile of its subscribers and its Capital Improvement Program afford the Company the opportunity to pursue revenue sources incremental to its core business. Management also believes that the Company can create additional revenue growth opportunities through further development of existing cable network, premium, pay-per-view, advertising and home shopping services. With the upgrade of its cable television plant, the Company is actively launching additional cable and premium channels and NPTs, and is expanding pay-per-view choices through addressable converters. Possible future services include high-speed data transmission (including Internet access), near video-on-demand ("NVOD"), and interactive services such as video games. On January 17, 1997, the Company entered into an agreement with @Home Network ("@Home") to provide high-speed Internet access over the Company's broadband network in certain of the Company's cable television systems. With the use of a cable modem, @Home customers can access the Internet at speeds substantially in excess of conventional modems. The @Home service will provide audio and full motion video, as well as virtual reality web sites. The service is scheduled to be beta tested in the Nashville System in 1997.

          Emphasize Customer Service. Management believes that the Company provides quality customer service and attractive programming packages at reasonable rates. As part of its customer service efforts, the Company provides training and incentive programs for all of its employees and also provides same-day, evening and weekend installation and repair visit options in several of its service areas.

          Increase Penetration Levels and Revenue per Subscriber. The Company continues to seek to increase its penetration levels for basic service, expanded basic service and premium service and to increase revenue per household through marketing strategies such as (i) targeted promotions using database marketing techniques, (ii) retention marketing campaigns,
     (iii) augmenting the channel lineup for expanded basic services in certain systems based on customer surveys, (iv) offering multiplexed premium services in certain rebuilt systems and (v) increasing pay-per-view offerings in certain rebuilt systems.

          In addition, the cable systems are active members of the communities they serve. As an active participant in Cable in the Classroom, a nonprofit organization sponsored by cable multiple system operators, the Company provides area schools with cable television services free of charge and educators receive a satellite feed of commercial-free programming that can be taped and used at their convenience. The cable systems are also involved in various community events.

UPGRADE STRATEGY AND CAPITAL EXPENDITURES

     The Company is upgrading its cable television operations (the "Systems") pursuant to its Capital Improvement Program, which is based in large part on TCI's specifications. The Capital Improvement Program is designed to (i) deploy fiber optic cable, (ii) consolidate and upgrade headends, (iii) increase the use of addressable technology, (iv) install two-way transmission capability in selected markets and (v) introduce digital compression capability. Through 2001, the Company currently expects to spend approximately $200.0 million in additional capital on the Capital Improvement Program that it expects to finance with internally generated cash flow and working capital available from borrowings under the Bank

Facility. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     To make the most efficient use of its capital, management continually reassesses the need for modifications in system architecture and detailed technical specifications by considering (i) additional revenue potential, (ii) competition, (iii) cost effectiveness, (iv) the most recent information available regarding the Company's progress on the Capital Improvement Program,
(v) technological changes in the cable industry and (vi) requirements under franchise agreements. The timing of the installation of various elements of the network depends upon local market demand, economics, competition and other factors. Maintaining flexibility in the timing of upgrades will enable the Company to delay certain expenditures until revenue sources justify the capital outlay. The Capital Improvement Program is intended to:

     Deploy fiber optic cable. Fiber optic cable makes it possible to divide a system into a number of discrete service areas, or "nodes" of homes. The number of homes per node will vary, depending on the population density of the area covered by that section of the system. This design is expected to make it immediately possible to (i) narrow-cast advertising and programming to specific groupings of subscribers, (ii) significantly reduce ongoing maintenance and repair expenses, as it reduces the number of active electronic devices in cascade, (iii) isolate the number of subscribers affected by most types of system malfunction or failure thus enhancing reliability and (iv) deliver data and interactive services. The Company's extensive deployment of fiber optic cable is also expected to reduce the number of headends operated by the Company, resulting in a decrease in the Company's headend-related capital and maintenance expenditures.

     Consolidate and upgrade headends with backup power and remote network monitoring. Where feasible, neighboring systems are expected to be interconnected via fiber optic cable into a single, upgraded headend. Refinements planned for all headends are designed to deliver high system reliability and improved operating efficiency. Network monitoring is expected to make it possible to identify and correct many types of system malfunctions before they become evident to the subscriber.

     Increase use of addressable technology. Addressable technology is widely available in the Greenville/Spartanburg System and the Nashville System. The Company also intends to increase the number of addressable converters deployed in its other systems. Addressable technology provides subscribers with the ability to purchase the monthly, daily or per-event programs they desire and eliminates the need to send an installer to the subscriber's home when a subscriber changes his or her selection of services. Additional revenues are expected to be realized both from the rental of addressable converters and the sale of additional programming services. Addressable technology could also provide substantial improvement in securing signals from theft of service.

     Install two-way transmission capability. Cable television systems traditionally have been designed to transmit in a single direction from the headend. The Capital Improvement Program is expected to make two-way transmission possible throughout several of the Systems. Initially, it is expected that this capability will be used to provide "impulse" pay-per-view, which would permit a subscriber to order an event via a remote-control device. Currently, the Company's pay-per-view services must be ordered over the telephone. Two-way capability is also expected to support the introduction of data services and interactive services.

     Provide the capability to carry digitally compressed signals. The Company intends to deploy digital technology in certain of its systems. Digital compression is expected to enable a system to carry up to twenty times as many channels as it can today. For example, if an 8-to-1 digital compression system were employed, a system with 10 available analog channels today could add up to 80 channels.

     New and Enhanced Services

     The Capital Improvement Program is expected to provide for, among other benefits, the immediate addition of channel capacity. This would enable the Company to offer greater programming variety to subscribers and provide the opportunity to increase revenue from existing as well as new services. Opportunities for revenue growth include: (i) offering additional services, which are technically possible but which the Company has been unable to provide because of channel constraints, including (a) a la carte programming offerings and the multiplexing of premium services, (b) additional pay-per-view selections and (c) additional channels dedicated to advertising, home shopping and infomercials; and (ii) offering other new services to the extent they become financially and technologically feasible, such as data and interactive services. The Company does not currently plan to engineer its distribution network to be capable of providing telephone services.

COMPETITION

     Cable television systems face competition from other sources of news and entertainment such as newspapers, movie theaters, live sporting events, internet services, interactive computer programs and home video products, including videotape cassette recorders and alternative methods of receiving and distributing video programming. Competing sources of video programming include, but are not limited to, off-air broadcast television, direct broadcast satellite ("DBS") service, multipoint multichannel distribution service ("MMDS") systems, satellite master antenna television ("SMATV") systems and, potentially, telephone and utility companies. In addition, the federal government in recent years has sought and continues to seek ways in which to increase competition in the cable industry. See "Legislation and Regulation." The extent to which cable service is competitive depends upon the ability of the cable system to provide at least the same quantity and quality of programming at competitive prices and service levels as competitors.

     DBS. DBS involves the transmission of an encoded signal directly from a satellite to the home user. DBS provides video service using a dish located at each subscriber's premises. In 1994, two companies offering high-power DBS video service utilizing an 18-inch satellite receiver dish, DIRECTV, Inc. ("DIRECTV") and United States Satellite Broadcasting, began operations over DIRECTV's DBS satellites. PrimeStar Partners, L.P. ("PrimeStar") is a medium-power DBS service provider, but has announced that it will be providing a high power DBS service and will use 18-inch dishes later this year. This will allow PrimeStar to offer the same number of channels as other DBS providers. DIRECTV currently requires the consumer to purchase home dish equipment, while PrimeStar, which is owned primarily by a consortium of cable television operators (including TCI), leases its dishes to consumers. Both of these services provide the consumer with access to most satellite-delivered cable television programming, including premium channels, pay-per-view and national sporting events. Some of the services offered by DBS are not available through the Systems, including special events and packages of Major League Baseball, National Basketball Association, National Football League and National Hockey League games. The DBS systems use video compression technology to increase their channel capacity and are able to use 18-inch or 36-inch dish antennae to receive the satellite signals directly. EchoStar Communications Corp. and The News Corporation Limited intend to launch expanded channel offerings within the next two years which are to include local broadcast stations delivered by satellite.

     DBS service similar to the Company's basic expanded service starts at approximately $30 per month nationally. Prices for DBS systems have fallen dramatically over the last year. A DBS satellite dish can be purchased for approximately $200.0 under promotional offers from certain DBS service providers. The Company is experiencing increased competition from DBS, although the product is still in its early stages of implementation. While it is difficult to assess the magnitude of the impact that DBS will have on the Company's operations and revenues, there can be no assurance that it will not have a material adverse effect on the Company. Prior to the advent of the high- to medium-power satellite services, several satellite companies were offering and continue to offer low-power service (also known as direct to the home or DTH) requiring a much larger dish and higher upfront costs without many of the service offerings that currently exist on high- to medium-power systems (i.e., sports packages and pay-per-view).

     MMDS/Wireless Cable. Wireless program distribution services such as MMDS, commonly called wireless cable television systems, use low-power microwave frequencies to transmit video programming to subscribers. These systems typically offer 20 to 34 channels of programming, which may include local programming. Because MMDS is a first generation technology in its early stages of implementation, it is difficult to assess the magnitude of the impact MMDS will have on the cable industry or upon the Company's operations and revenue. Advancement in MMDS distribution technology, including the proposed use of digital compression, could permit MMDS wireless operators to offer over 80 channels of programming. See "Certain Factors Affecting Future
Results -- Competition in the Cable Television Industry; Rapid Technological

Change." Certain wireless cable companies may become more competitive as a result of recently announced transactions with certain telephone companies.

     SMATV. SMATV systems may also present potential competition for cable television operators. SMATV operators typically enter into exclusive agreements with apartment building owners or homeowners' associations to service condominiums, apartment complexes, hospitals, hotels, commercial complexes and other multiple dwelling units ("MDUs"). This often precludes franchised cable operators from serving residents of such private complexes. Due to widespread availability of reasonably priced earth stations, SMATV systems can offer many of the same satellite-delivered program services that are offered by franchised cable television systems.

     In most of the Company's markets there are few MDUs. Also, under the 1996 Act, the Company can engage in competitive pricing in response to pricing offered by SMATV systems. However, it is unclear, in particular because of a constantly changing regulatory environment, what the future impact of SMATV operators will be on the Company's operations and revenues. See "Certain Factors Affecting Future Results -- Competition in the Cable Television Industry; Rapid Technological Change."

     Telephone Companies. The Company is subject to competition from local telephone companies. The federal law that banned the cross-ownership of cable television and telephone companies in the same service area has been repealed so that potentially strong competitors, including telephone companies, which were previously subject to various restrictions against entering the cable television industry, may now provide cable television service in their service areas under certain circumstances. The 1996 Act permits telephone companies to provide cable television service through cable television systems and open video systems ("OVS"), and by leasing capacity as common carriers to other cable television service providers. Telephone companies may also provide video programming over wireless cable television systems. Assuming telephone companies begin to provide programming and other services to their customers on a commercial basis, they have competitive advantages which include an existing relationship with substantially every household in their service areas, substantial financial resources, an existing infrastructure and the potential ability to subsidize the delivery of programming through their position as the sole source of telephone service to the home. Given the financial resources of the local telephone companies and the changing legislative and regulatory environment, it is expected that the local telephone companies will provide increased competition for the cable television industry, including the Company, which could have a material adverse effect on the Company. BellSouth Telecommunications, Inc. ("BellSouth") has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since publicly acknowledged it is postponing its request for cable franchises in these areas. On October 22, 1996 the Tennessee Cable Telecommunications Association ("TCTA") and the Cable Television Association of Georgia ("CTAG") filed a formal complaint with the Federal Communications Commission ("FCC") challenging certain alleged acts and practices that Bell South is taking in certain areas of Tennessee and Georgia, including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators as the "Complainant Cable Operators" in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. In addition, the TCTA filed a petition with the Tennessee Regulatory Authority ("TRA") on November 27, 1996 seeking an investigation and audit by the TRA into BellSouth's activities concerning the construction and deployment of video distribution facilities in Tennessee. Specifically, the petition requests that the TRA review the TCTA's allegations regarding cross-subsidization, anti-competitive conduct and unlawful construction activities in light of Tennessee law and the TRA's rules and policies on promoting competition. The Company is joined by several other cable operators, who are also TCTA members, in bringing the petition.

     The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company.

     Overbuilds. Since the Systems generally operate under non-exclusive franchises, other operators may obtain franchises to build competing cable television systems. The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to award additional franchises and permits the authorities to operate cable television systems themselves without franchises. Currently the Company is not aware of any material overbuild, or any pending applications for overbuilds, in any of its franchise areas except as noted above. However, the Company is unable to predict whether any of the Systems will be subject to an overbuild by franchising authorities or other cable operators in the future, or what effect, if any, such an overbuild may have on the Company.

     Other Competition. Other new technologies, such as the proposed Local Multipoint Distribution Service, may become competitive with services that cable communications systems can offer. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. Congress is currently debating whether to provide broadcasters with additional spectrum to broadcast high definition television ("HDTV") signals for no additional cost, or to require an auction for such additional spectrum. The FCC is currently undergoing a rulemaking to determine the HDTV standard. With additional bandwidth to provide HDTV signals, a broadcaster could be a potential competitor providing multiple channels of digital video programming. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC recently established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming, along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services. Additionally, the 1996 Act permits registered public utility holding companies, subject to regulatory approval, to diversify into telecommunications, information services and related services through a single-purpose subsidiary. Such utilities have substantial resources and could pose substantial competition to the cable industry. Prior to the passage of the 1996 Act, utility holding companies were required to obtain approval from the FCC before entering into any telecommunication business ventures.

     Technological advances and changes in the legislative and regulatory environment have made it very difficult to predict the effect that ongoing and future developments may have on the cable television industry in general or on the Company in particular. While the Company's upgrade strategy is intended to enhance its ability to respond effectively to competition, there can be no assurance that the Company will be successful in meeting competition.

FRANCHISES

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These typically contain many conditions, such as system upgrade or rebuild requirements, time limitations on commencement and completion of construction; general construction requirements; conditions of service, including number of channels, broad categories of programming, minimum customer service and technical performance standards; the provision of free public, educational and governmental channel access and support requirements; institutional network requirements; and maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act"). In connection with the renewal of a franchise, the franchise authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the 1984 Cable Act and other applicable federal, state and local laws. Under the 1996 Act, however, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal, or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services.

     Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

     As of December 31, 1996, the Systems held approximately 174 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range from 3.0% to 5.0% of the gross revenues generated by the system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Under the 1992 Cable Act, cable operators are permitted to itemize the franchise fee and any costs pertaining to franchise-imposed requirements on a subscriber's bill and may pass through such costs to subscribers.

     As of December 31, 1996, eleven franchises relating to approximately 3.0% of the Systems' basic subscribers have expired. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all eleven franchises are currently in informal renewal negotiations. The Company and the local franchising authority are operating under extensions of previous franchises while renewal negotiations continue. During the next five years the renewal process must commence for approximately 28% of the Company's franchises relating to approximately 18% of the Systems' basic subscribers. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. Management believes that it has generally met the terms of its franchises and it anticipates that its future franchise renewal prospects generally will be favorable. Historically, the Company has never had a franchise revoked or failed to have a franchise renewed.

     In February of this year Leo J. Hindery, Jr. was appointed president of TCI and, pursuant to his appointment, Mr. Hindery will be selling all or part of his interest in the managing general partner of the Company. See Item 13 "Certain Relationships and Related Transactions." In connection with the withdrawal of Mr. Hindery as the managing general partner of the general partner of the Company, the Company will need to obtain a number of franchise consents. There can be no assurance that the Company will receive these consents or that the franchising authorities will not attempt to increase the Company's franchise obligations as a part of receiving the consents.

LEGISLATION AND REGULATION

     The cable television industry is regulated at the federal level through a combination of legislation and FCC regulations, by some state governments and by substantially all local government franchising authorities. Various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Company and the cable television industry. Additionally, many aspects of regulation at the federal, state and local level are currently subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal or adopt new laws and administrative regulations and policies. Federal legislation includes the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the Telecommunications Act of 1996 (the "1996 Act"), Copyright Act of 1976 (the "Copyright Act") and regulations implementing these statutes. The following summarizes significant regulations and legislation affecting the growth and operation of the cable television industry.

     Rate Regulation. On September 1, 1993, rate regulation was instituted under the 1992 Cable Act for certain cable television services and equipment in communities that are not subject to effective competition as defined in the legislation. "Effective competition" is defined by the 1992 Cable Act to exist only where (i) fewer than 30% of the households in the franchise area subscribe to a cable service; or (ii) at least 50% of the homes in the franchise area are passed by at least two unaffiliated multichannel video programming distributors where the penetration of at least one distributor other than the largest exceeds 15%; or (iii) a multichannel video programming distributor operated by the franchising authority for that area passes at least 50% of the homes in the franchise area. A local franchising authority seeking to regulate basic service rates must certify to the FCC, among other matters, that it has adopted regulations consistent with the FCC's rate regulation guidelines and criteria. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPS (i.e., rates other than for programming offered on the basic service tier or on a per channel or per program basis) and to reduce any such rates found to be unreasonable. The 1992 Cable Act eliminates the automatic 5.0% annual basic service rate increase permitted by the 1984 Cable Act without local approval.

     In April 1993, the FCC adopted regulations governing the determination of rates for basic tier and cable programming tier services and equipment. The regulations became effective on September 1, 1993. Cable operators may elect to justify regulated rates for both tiers of service under either a benchmark or cost-of-service methodology. Except for those operators that filed cost-of-service showings, cable operators with rates that were above September 30, 1992 benchmark levels generally reduced those rates to the benchmark level or by 10.0%, whichever was less, adjusted forward for inflation. Cable operators that have not adjusted rates to permitted levels could be subject to refund liability including applicable interest.

     In February 1994, the FCC revised its benchmark regulations. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were to reduce rates up to 17.0% of the rates in effect on September 30, 1992, adjusted for inflation, channel adjustments and changes in equipment and programming costs. Under certain conditions systems were permitted to defer these rate adjustments until July 14, 1994. Further rate reductions for cable systems whose rates were below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17.0% rate reduction, were held in abeyance pending completion of cable system cost studies. Based on its cost studies, the FCC could decide to defer permanently any further rate reductions, or require the additional 7.0% rate roll back for some or all of these systems. The FCC also adopted a cost of service rate form to permit operators to recover the costs of upgrading their plant.

     The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released in 1996 a series of orders in which it found the Company's rates in the majority of cases to be reasonable, but several cost of service cases are still pending before the FCC. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

     In November 1994, the FCC also revised its regulations governing rate adjustments due to channel changes and additions. Commencing on January 1, 1995, and continuing through December 31, 1996, cable operators may charge basic subscribers up to $.20 per channel for channels added after May 14, 1994. Adjustments to monthly rates are capped at $1.20 plus an additional $.30 to cover programming license fees for those channels. In 1997, cable operators may increase rates by $.20 for one additional channel. Rates may also increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three-year period.

     Additionally, the FCC will permit cable operators to exercise their discretion in setting rates for New Product Tiers ("NPTs") containing new programming services, so long as, among other conditions, the channels that are subject to rate regulation are priced in conformance with applicable regulations and cable operators do not remove programming services from existing rate-regulated service tiers and offer them on the NPT.

     In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations, and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding quarter. Cable operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in the subsequent year.

     In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34.0% of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. In the FCC orders released in 1996 which found certain of the Company's rates to be reasonable, the FCC based its determinations on the final cost-of-service rules. The Company generally excluded 34.0% or more of system acquisition costs from its cost of service filings and, therefore, found the final rules, with few exceptions, to follow the Company's filing methodology. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs including increases in programming, retransmission, franchise, copyright and FCC user fees and increases in cable specific taxes and franchise related costs.

     The 1996 Act amends the rate regulation provisions of the 1992 Cable Act. The FCC has issued interim regulations implementing these amendments and has requested comments on its proposed final regulations. Under the 1996 Act, CPS tier rates are deregulated on March 31, 1999. The 1996 Act allows cable operators to aggregate equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category, on a franchise, system, regional, or company level. The statutory changes also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These cost-aggregation rules do not apply to the limited equipment used by basic service-only subscribers. Regulation of basic cable service continues in effect until a cable television system becomes subject to effective competition. In addition to the existing definition of effective competition, a new effective competition test permits deregulation of both basic and CPS tier rates where a telephone company offers cable service by any means (other than direct-to-home satellite services) provided that such service is comparable to the services provided in the franchise area by the unaffiliated cable operator. Subscribers are no longer permitted to file programming service complaints with the FCC, and complaints may only be brought by a franchising authority if, within 90 days after a rate increase becomes effective, it receives more than one subscriber complaint. The FCC is required to act on such complaints within 90 days. The uniform rate provision of the 1992 Cable Act is amended to exempt bulk discounts to multiple dwelling units so long as a cable operator that is not subject to effective competition does not charge predatory prices to a multiple dwelling unit.

     Although regulation under the 1992 Cable Act has been detrimental to the Company, it is still not possible to predict the 1992 Cable Act's full impact on the Company. Its impact will be dependent, among other factors, on the continuing interpretation to be afforded by the FCC and the courts to the statute and the implementing regulations, as well as the actions of the Company in response thereto. The Company expects to continue to sustain higher operating costs in order to administer the additional regulatory burdens imposed by the 1992 Cable Act.

     Cable Television Entry Into Telephony. The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. The Company's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to local telephone companies (also known as local exchange carriers or "LECs"), and in part, will depend upon the outcome of various FCC rulemakings, including the current proceeding dealing with the interconnection obligations of telecommunications carriers. On August 8, 1996 the FCC adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. Although the FCC's interconnection order is intended to benefit new entrants in the local exchange market, it is uncertain how effective its order will be until the FCC completes all of its rulemaking proceedings under the 1996 Act and state regulators begin to implement the FCC's regulations. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit stayed key portions of the FCC's interconnection order concerning mainly intrastate issues, pending the outcome of the appeal. The Court did not stay the basic interconnection obligations for incumbent LECs, nor the statutory deadlines for state commission arbitration decisions.

     The telephony provisions of the 1996 Act promote local exchange competition as a national policy by eliminating legal barriers to competition in the local telephone business and setting standards to govern the relationships among telecommunications providers, establishing uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. The statute expressly preempts any legal barriers to competition under state and local laws. The 1996 Act also establishes new requirements to maintain and enhance universal telephone service and new obligations for telecommunications providers to maintain the privacy of customer information.

     Competitive Entry Into Video. Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. The 1996 Act repeals the cross-ownership ban and provides that telephone companies may operate cable television systems within their own service areas.

     The 1996 Act will enable telephone companies to provide video programming services as cable operators or as common carriers through open video systems ("OVS"), a regulatory vehicle that may give them more flexibility than traditional cable systems. If OVS systems become widespread in the future, cable television systems could be placed at a competitive disadvantage because, unlike OVS operators, cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises. The FCC has determined that a cable operator may operate an OVS only if it is subject to effective competition within its franchise area and this determination has been appealed; but, an operator that elects to operate an OVS continues to be subject to the terms of any current franchise or other contractual agreements. Under the 1996 Act, common carriers leasing capacity for the provision of video programming services over cable systems or as OVS operators are not bound by the interconnection obligations of Title II of the Communications Act of 1934, as amended, which otherwise would require the carrier to make capacity available on a nondiscriminatory basis to any other person for the provision of cable service directly to subscribers. Additionally, under the 1996 Act, common carriers providing video programming are not required to obtain a Section 214 certification to establish or operate a video programming delivery system. This will limit the ability of cable operators to challenge telephone company entry into the video market. With certain exceptions, the 1996 Act also restricts buying out incumbent cable operators in the LEC's service area.

     Common carriers that qualify as OVS operators are exempt from many of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements that apply to cable operators will still be applicable to OVS operations. Common carriers that elect to provide video services over an OVS may do so upon obtaining certification by the FCC. The 1996 Act requires the FCC to adopt rules governing the manner in which OVS operators provide video programming services. Among other requirements, the 1996 Act prohibits OVS operators from discriminating in the provision of video programming services and requires OVS operators to limit carriage of video services selected by the OVS operator to one-third of the OVS's capacity. OVS operators must also comply with the FCC's sports exclusivity, network nonduplication and syndicated exclusivity restrictions, public, educational, and government channel use requirements, the "must-carry" requirements of the 1992 Cable Act, and regulations that prohibit anticompetitive behavior or discrimination in the prices, terms and conditions of providing vertically integrated satellite-delivered programming. The U.S. Copyright Office has pending a rulemaking proceeding to determine whether an OVS operator may be treated as a cable operator for purposes of copyright liability. Upon compliance with such requirements, an OVS operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, franchising, rate regulation, and consumer electronics compatibility requirements. Although OVS operators are not subject to franchise fees, as defined by the 1996 Act, they may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. Such fees may not exceed the rate at which franchise fees are imposed on cable operators and may be itemized separately on subscriber bills.

     The 1996 Act generally restricts common carriers from holding greater than a 10.0% financial interest or any management interest in cable operators which provide cable service within the carrier's telephone exchange service area or from entering joint ventures or partnerships with cable operators in the same market subject to four general exceptions which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that, because of the nature of the market served by the cable television system or the telephone exchange facilities, the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions, the system or LEC facilities would not be economically viable if the provisions were enforced, the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community, and the local franchising authority approves the waiver.

     The 1992 Cable Act seeks to encourage competition with existing cable television systems by: (i) allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; (ii) preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting the common ownership of co-located MMDS or SMATV systems. See "-- Ownership."

     Ownership. The 1996 Act eliminates the statutory ban on the cross-ownership of a cable system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks and revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10.0% of the homes passed in the nation, and up to 50.0% of the homes passed in a local market. The local limit would not apply in cases where the network-owned cable system competes with another cable operator.

     In order to encourage competition in the provision of video programming, the FCC adopted a rule in 1993 prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act also codified this restriction and extended it to co-located SMATV systems, except that a cable system may acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. Permitted arrangements in effect as of October 5, 1992 were grandfathered. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the transfer of ownership of cable television systems. The 1996 Act amended the MMDS/SMATV co-ownership ban to permit co-ownership of MMDS or SMATV systems and cable television systems in areas where the cable operator is subject to effective competition.

     The cross-ownership prohibitions would preclude investors from holding ownership interests in the Company if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses, and would also preclude the Company from acquiring a cable television system when the Company's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses which were located within the same area as the cable system which was to be acquired.

     Carriage of Broadcast Television Signals -- Must Carry/Retransmission Consent. The 1992 Cable Act contained new signal carriage requirements. The FCC's regulations implementing these provisions allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election by local broadcast stations was made on June 17, 1993 and the second election was made on October 6, 1996. Local noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, but are not given the option to negotiate retransmission consent for the carriage of their signal. The constitutionality of the must-carry rules is currently under review by the United States Supreme Court, which is expected to issue a decision by June 30, 1997. In addition, cable systems are required to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations (except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS), commercial radio stations and certain low powered television stations carried by such cable systems after October 5, 1993. Generally, a cable operator is required to dedicate up to one-third of its activated channel capacity for the carriage of commercial television broadcast stations, as well as additional channels for non-commercial television broadcast stations. The Company currently carries all broadcast stations pursuant to the FCC's must-carry rules and has obtained permission from all broadcasters who elected retransmission consent. The Company has not been required to pay cash compensation to broadcasters for retransmission consent nor been required by broadcasters to remove broadcast stations from cable television channel lineups. The Company has, however, agreed to carry some services (e.g. ESPN 2, Home & Garden TV, America's Talking and fX) in specified markets pursuant to retransmission consent arrangements for which it will pay monthly fees to the service providers (as it does with other satellite delivered services).

     Leased Access. In addition to the obligation to set aside certain channels for public, educational and governmental access programming, the 1984 Cable Act also requires a cable television system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. As required by the 1992 Cable Act, the FCC has adopted rules regulating the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity and the terms and conditions for commercial use of such channels. On February 4, 1997 the FCC released amended rules for leased access which become effective 30 days after the rules are published in the Federal Register. The rules, among other provisions, reduce the maximum rate cable operators can charge for leased access programming carried on a tier. It limits the circumstances under which cable operators are required to open additional leased access channels to accommodate part-time leases, permits resale of leased access time, and establishes a new procedure for complaint resolution.

     Content Provisions. Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to carry any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming. On March 24, 1997, the Supreme Court turned down the appeal of Playboy and Spice who were seeking a preliminary injunction to prevent the 1996 Act rules requiring cable operators to either scramble the audio and video feeds of sexually explicit adult programming or other indecent programming, or only carry such programming in "safe harbor" hours. The case will return to the District Court in Delaware for a decision on the merits. In addition, cable operators that provide Internet access or other online services are subject to new indecency limitations. Legal proceedings have been instituted which challenge these scrambling requirements and indecency limitations on constitutional grounds.

     Copyright Laws. Cable television systems are subject to federal copyright licensing requirements under the Copyright Act, covering the carriage of broadcast signals. In exchange for filing certain reports and making semi-annual payments (based upon a percentage of revenues) to a federal copyright royalty pool, cable operators obtain a statutory blanket license to retransmit copyrighted material on broadcast signals. The Federal Copyright Royalty Tribunal, which made several adjustments in copyright royalty rates, was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Under the provisions of the Copyright Act petitions were filed in December 1995 by parties seeking to raise and lower the copyright royalty rates.

     The Copyright Office has pending proceedings aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

     Various bills have been introduced in Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

     Copyright music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers. In 1996 the cable industry concluded negotiations on licensing fees with BMI for the use of music performed in programs locally originated by cable television systems for years 1990 through 1996. In July 1996 the Company and BMI signed the industry agreement. The National Cable Television Association ("NCTA") is negotiating new contracts for 1997 and future years. ASCAP has filed an infringement suit against several cable operators as representatives of cable systems using its music in the pay programming and cable programming networks provided to subscribers.

     Deletion of Network and Syndicated Programming. Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or non-simultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to non-commercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out.

     Equal Employment Opportunity. The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. Pursuant to the statute, the FCC has adopted reporting and certification rules that apply to all cable system operators with more than five full-time employees. Failure to comply with the Equal Employment Opportunity requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

     Technical and Customer Service Standards. The 1984 Cable Act empowers the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. The 1992 Cable Act requires the FCC to establish minimum technical standards relating to system technical operation and signal quality and to update such standards periodically. A franchising authority may require that an operator's franchise contain provisions enforcing such federal standards. Pursuant to the 1992 Cable Act, the FCC has adopted new customer service standards with which cable operators must comply, upon their adoption by a local franchising authority. Franchising authorities may, through the franchising process or state and/or local ordinance, impose more stringent customer service standards. The 1984 Cable Act also prescribes a standard of privacy protection for cable subscribers.

     Pole Attachments. The 1984 Cable Act requires the FCC to regulate the rates, terms and conditions imposed by certain public utilities for cable systems' use of utility pole and conduit space unless the Federal Pole Attachment Act provides that state authorities can demonstrate that they adequately regulate cable television pole attachment rates, terms and conditions. In some cases utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables that are using such cables for the distribution of non-video services. The FCC recently concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees, and that the 1984 Cable Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. Further, in the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers, and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Act, among other provisions, significantly increases future pole attachment rates for cable systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunications carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period. The FCC is currently conducting a rulemaking to amend the existing formula for the calculation of pole attachment and conduit occupancy rates charged to cable system operators.

     Anti-trafficking Provisions. The 1996 Act also repeals the 1992 Cable Act's anti-trafficking provision which generally required the holding of cable television systems for three years.

     Consumer Equipment. The 1996 Act requires the FCC, in consultation with industry standard-setting organizations, to adopt regulations which would encourage commercial availability to consumers of all services offered by multichannel video programming distributors. The 1996 Act states that the regulations adopted may not prohibit programming distributors from offering consumer equipment, so long as the cable operator's rates for such equipment are not subsidized by charges for the services offered. The 1996 Act further states that the rules also may not compromise the security of the services offered, or the efforts of service providers to prevent theft of service. The FCC may waive these rules so as not to hinder the development of advanced services and equipment. The 1996 Act requires the FCC to examine the market for closed captioned programming and prescribe regulations which ensure that video programming, with certain exceptions, is fully accessible through closed captioning.

     The 1992 Cable Act includes an "anti-buy-through prohibition" which prohibits cable systems that have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium movie channels. Cable systems which are not addressable are allowed a 10-year phase-in period to comply.

     Telephone and Cable Wiring. The FCC has initiated a rulemaking to consider, among other issues, whether to adopt uniform regulations governing telephone and cable inside wiring. The regulations ultimately adopted by the FCC could affect the Company's ownership interests and access to inside wiring used to provide telephony and video programming services. In a related rulemaking proceeding, the FCC will consider the appropriate treatment of inside wiring in multiple dwelling unit buildings. The outcome of that rulemaking could affect cable operators' access to inside wiring in MDUs.

     FCC Authority and Fines. The Communications Act specifically empowers the FCC to enforce FCC rules and regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

     State and Local Regulation. Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State or local franchising authorities, as applicable, have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations.

GENERAL

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing requirements and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

     Legislative, administrative or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

     The Company has not expended material amounts during the last fiscal year on research and development activities.

     There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's revenue.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

     As of December 31, 1996, the Company has approximately 991 full-time employees. The Company's operational headquarters is located at 424 Church Street, Suite 1600, Nashville, Tennessee 37219, and its phone number there is
(615) 244-2300. The Company considers its relationship with its current employees to be good.

     The Company does not have foreign operations or export sales.

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

     The Company has indebtedness that is substantial in relation to partners' capital. On December 31, 1996, the Company's total debt balance was approximately $846.0 million and partners' capital balance was approximately $73.8 million. Under the Financing Plan, ICP-IV received $360.0 million of new equity from its partners, comprised of cash and in-kind contributions. Pro forma earnings, as adjusted for the Financing Plan and the Acquisitions, were inadequate to cover pro forma fixed charges by approximately $119.2 million for the year ended December 31, 1996. See Item 8 "Financial Statements and Supplementary Data -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

     There can be no assurance that the Company will generate earnings in future periods sufficient to cover its fixed charges, including its debt service obligations with respect to the Notes. In the absence of such earnings or other financial resources, the Company could face substantial liquidity problems. ICP-IV's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, including the successful implementation of the Capital Improvement Program (which the Company currently anticipates will require approximately $200.0 million in additional capital through 2001), and will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. Based upon expected increases in revenue and cash flow, the Company anticipates that its cash flow, together with available borrowings, including borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital expenditure requirements and to service its debt requirements for the next several years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in order to satisfy its repayment obligations with respect to the Notes, ICP-IV may be required to refinance the Notes on their maturity. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company or at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HOLDING COMPANY STRUCTURE; STRUCTURAL SUBORDINATION

     The Notes are the general obligations of ICP-IV and IPCC and rank pari passu with all senior indebtedness of ICP-IV and IPCC, if any. The Company's operations are conducted through the direct and indirect subsidiaries of InterMedia Partners IV L.P. ("IP-IV"). ICP-IV and IPCC hold no significant assets other than their investments in and advances to ICP-IV's subsidiaries and ICP-IV and IPCC have no independent operations and, therefore, are dependent on the cash flow of ICP-IV's subsidiaries and other entities to meet their own obligations, including the payment of interest and principal obligations on the Notes when due. Accordingly, ICP-IV's and IPCC's ability to make interest and principal payments when due and their ability to purchase the Notes upon a Change of Control or Asset Sale (as defined in the Indenture) is dependent upon the receipt of sufficient funds from ICP-IV's subsidiaries and will be severely restricted by the terms of existing and future indebtedness of ICP-IV's subsidiaries. The Bank Facility was entered into by IP-IV and prohibits payment of distributions by any of ICP-IV's subsidiaries to ICP-IV or IPCC prior to February 1, 2000, and permits such distributions thereafter only to the extent necessary for ICP-IV to make cash interest payments on the Notes at the time such cash interest is due and payable, provided that no default or event of default with respect to the Bank Facility exists or would exist as a result.

RESTRICTIONS IMPOSED BY LENDERS

     The Bank Facility and, to a lesser extent, the Indenture contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets or merge, incur debt, pay distributions, repurchase or redeem capital stock, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. The Bank Facility also contains, among other covenants, requirements that IP-IV maintain specified financial ratios, including maximum leverage and minimum interest coverage and prohibits IP-IV and its subsidiaries from prepaying the Company's other indebtedness (including the Notes). The ability of the Company to comply with such provisions may be affected by events that are beyond the Company's control. The breach of any of these covenants could result in a default under the Bank Facility. In the event of any such default, lenders party to the Bank Facility could elect to declare all amounts borrowed under the Bank Facility, together with accrued interest and other fees, to be due and payable. If the indebtedness under the Bank Facility were to be accelerated, all indebtedness outstanding under such Bank Facility would be required to be paid in full before IP-IV would be permitted to distribute any assets or cash to ICP-IV. There can be no assurance that the assets of ICP-IV and its subsidiaries would be sufficient to repay all borrowings under the Bank Facility and the other creditors of such subsidiaries in full. In addition, as a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

FUTURE CAPITAL REQUIREMENTS

     Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company has implemented the Capital Improvement Program. Pursuant to the Capital Improvement Program, the Company is expanding and upgrading the Systems' plant to improve channel capacity and system reliability and to allow for interactive services such as enhanced pay-per-view, home shopping, data transmission (including Internet access) and other interactive services to the extent they become technologically viable and economically practicable. The Company expects to upgrade certain of its existing systems with a digital-capable, high-capacity, broadband hybrid fiber/coaxial network architecture to accomplish these objectives. The Company currently plans to spend approximately $200.0 million in additional capital through 2001 to fully implement the Capital Improvement Program. See Item 7 "Management's Discussion and Analysis of

Financial Condition and Results of Operations." Although the Company anticipates that it will continue to upgrade portions of its systems over the next several years, there can be no assurance that the Company will be able to upgrade its cable television systems at a rate that will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., MMDS and DBS) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). In addition, the Company currently estimates that it will make other capital expenditures through 2001 of approximately $120.0 million, principally for maintenance of its plant and other fixed assets. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the Company will be able to fund its Capital Improvement Program or any of its other capital expenditures. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes. See "The
Company -- Upgrade Strategy and Capital Expenditures."

LIMITED OPERATING HISTORY; DEPENDENCE ON MANAGEMENT

     ICP-IV was organized in March 1996. The partners of IP-IV transferred their partnership interests to ICP-IV in 1996. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of its performance. Pursuant to the Acquisitions, the Company substantially increased the size of its operations. Therefore, the historical financial data of the Company may not be indicative of the Company's future results of operations. Further, there can be no assurance that the Company will be able to successfully implement its business strategy. The future success of the Company will be largely dependent upon the efforts of senior management of its general partner, ICM-IV. Leo J. Hindery, Jr., the Company's founder who is the managing general partner of the general partner of the Company, will be selling his controlling interest in ICM-IV as well as other affiliates of the Company and the Related InterMedia Entities pursuant to his appointment as President of TCI. See Item 13 "Certain Relationships and Related Transactions -- Management by ICM-IV." Although ICM-IV as general partner of ICP-IV may acquire systems on behalf of the Company, there is no obligation to do so.

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

     Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, SMATV and other new technologies. Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted. See "Competition."

     In addition, the Telecommunications Act of 1996 has repealed the cable/telephone cross-ownership ban, and telephone companies will now be permitted to provide cable television service within their service areas. Certain of such potential service providers have greater financial resources than the Company, and in the case of local exchange carriers seeking to provide cable service within their service areas, have an installed plant and switching capabilities, any of which could give them competitive advantages with respect to cable television operators such as the Company.

     BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain acts and practices that BellSouth is taking in connection with its deployment of video distribution facilities in certain areas of Tennessee and Georgia. In addition, the TCTA also filed a petition for investigation with the Tennessee Regulatory Authority concerning certain alleged acts and practices that BellSouth is taking in connection with its construction and deployment of cable facilities in Tennessee. The Company is joined by several other cable operators in the complaint. The Company cannot predict the likelihood of success in this complaint or the petition nor can there be any assurance that the Company will be successful with either the complaint or the petition. Furthermore, the Company cannot predict either the extent to which competition from Bell South or other potential service providers will materialize or, if such competition materializes, the extent of its effect on the Company. See "Competition."

REGULATION OF THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation at the federal, state and local levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. In February 1996, Congress passed, and the President signed into law, major telecommunications reform legislation, the Telecommunications Act of 1996. Among other things, the 1996 Act reduces in some circumstances and by 1999 will eliminate, rate regulation for CPS packages for all cable television systems and immediately eliminates regulation of this service tier for small cable operators. The FCC is undertaking numerous rulemaking proceedings to interpret and implement the provisions of the 1996 Act. The 1996 Act and the FCC's implementing regulations could have a significant effect on the cable television industry. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed substantial regulation on the cable television industry, including rate regulation, and significant portions of the 1992 Act remain in effect despite the enactment of the 1996 Act and remain highly relevant to the Company's operations.

     The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The Company's cost-of-service cases justifying certain rates for the CPS tier of service are currently pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these cases.

     Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company. See "Legislation and Regulation."

RELATED PARTY TRANSACTIONS

     Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners, a California limited partnership, InterMedia Partners II, L.P., InterMedia Partners III, L.P., and their consolidated subsidiaries (the "Related InterMedia Entities") and its other affiliates. InterMedia Management, Inc. ("IMI"), which is wholly owned by Leo J. Hindery, Jr., provides administrative services at cost to the Company and to the operating companies of the Related InterMedia Entities. Mr. Hindery will be selling his interest in IMI pursuant to his appointment as president of TCI. Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest. See Item 13 "Certain Relationships and Related Transactions."

EXPIRATION OF FRANCHISES

     Eleven franchises relating to approximately 3.0% of the basic subscribers served by the Systems, have expired as of December 31, 1996. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all eleven franchises are currently in informal renewal negotiations. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. Although management believes that it generally will be able to negotiate renewals of its franchises, there can be no assurance that the Company will be able to do so and the Company cannot predict the impact of any new or different conditions that might be imposed by franchising authorities in connection with such renewals. In connection with the withdrawal of Leo J. Hindery, Jr. as the managing general partner of the general partner of the Company, the Company will need to obtain a number of franchise consents. There can be no assurance that the Company will receive these consents or that the franchising authorities will not attempt to increase the Company's franchise obligations as a part of receiving the consents. See "Franchises."

LOSS OF BENEFICIAL RELATIONSHIP WITH TCI

     The Company's relationship with TCI currently enables the Company to (i) purchase programming services and equipment from a subsidiary of TCI at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in TCI's marketing test results, (iii) share in the results of TCI's research and development activities and (iv) consult with TCI's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, TCI is under no obligation to offer such benefits to the Company, and there can be no assurance that such benefits will continue to be available in the future should TCI's ownership in the Company significantly decrease or should TCI for any other reason decide not to continue to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if TCI does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See "The
Company -- Relationship with TCI and InterMedia Capital Management IV, L.P.";
Item 13 "Certain Relationships and Related Transactions -- Certain Other Relationships" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with Affiliates."

PURCHASE OF NOTES UPON A CHANGE OF CONTROL

     Upon the occurrence of a Change of Control, the ICP-IV and IPCC are required to make an offer to purchase all outstanding Notes at a purchase price equal to 101.0% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that ICP-IV and IPCC will have available funds sufficient to purchase the Notes upon a Change of Control. In addition, any Change of Control, and any repurchase of the Notes required under the Indenture upon a Change of Control, would constitute an event of default under the Bank Facility, with the result that the obligations of the borrowers thereunder could be declared due and payable by the lenders. Any acceleration of the obligations under the Indenture or the Bank Facility would make it unlikely that IP-IV could make adequate distributions to ICP-IV in order to service the Notes and, accordingly, that IP-IV could make adequate distributions to ICP-IV as required to permit ICP-IV and IPCC to effect a purchase of the Notes upon a Change of Control.

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

     The Notes registered pursuant to the exchange offer completed in January (the "Exchange Notes") are new securities for which there is currently no market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. Although the Company was advised by NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") that, following completion of the private offering in July 1996, NationsBanc and Toronto Dominion intend to make a market in the Notes, they are not obligated to do so and any such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the development or liquidity of any market for the Exchange Notes. If a market for the Exchange Notes were to develop, the Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that, if a market for the Exchange Notes were to develop, such a market would not be subject to similar disruptions.

ITEM 2.  PROPERTIES

     The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer drop equipment for each of its cable television systems. The Company's cable distribution plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches.

     The Company owns or leases real property for signal reception sites and business offices in many of the communities served by the Systems and for its principal operating offices in Nashville, Tennessee and San Francisco, California. The Company owns all of its service vehicles.

     Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which the Company's properties are subject. The Company knows of no threatened or pending material legal action against it or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for ICP-IV's units of partnership interests, and it is not expected that such a market will develop in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical financial and operating data of the Company as of December 31, 1995 and as of and for the year ended December 31, 1996 include the results of operations of the Kingsport System, the ParCable System, IPWT, Robin Media Holdings, Inc. ("RMH"), the Greenville/Spartanburg System, the Nashville System and the Miscellaneous Systems only from the dates the systems were acquired by the Company in 1996. Prior to its acquisition of the Systems, the Company had no operating results to report. Selected financial data has not been provided for IPCC because its financial position and results of operations are insignificant.

     As a result of the substantial continuing interest in the Company of the former owners of IPWT, RMH and the Greenville/Spartanburg System (the "Previously Affiliated Entities" or the "Predecessors"), which the Company acquired on July 30, 1996, the historical financial information of the Previously Affiliated Entities has been combined on a historical cost basis through the date of the Company's acquisitions of these systems as if the Previously Affiliated Entities had always been members of the same operating group, except for the Greenville/Spartanburg System, which has been included from January 27, 1995, the date such system was acquired by TCI from an unrelated former cable operator.

     The selected financial data of the Previously Affiliated Entities presented below include the historical financial information of IPWT and of RMH for each of the three years in the period ended December 31, 1995, for the seven months ended July 31, 1995 and for the period from January 1, 1996 through July 30, 1996, and of the Greenville/Spartanburg System for the period from January 27, 1995 through December 31, 1995, for the period from January 27, 1995 through July 31, 1995 and for the period from January 1, 1996 through July 30, 1996.

     The selected financial data of RMH's predecessor business for periods prior to May 1, 1992 are not included in the combined financial information of the Previously Affiliated Entities presented below. The predecessor business consisted of the combined operations of certain cable operations in middle and east Tennessee acquired by RMH on April 30, 1992. Selected consolidated financial information for periods prior to the date the systems were acquired by RMH is not available or not practicable to obtain, except for total revenues which were $22,412 and $7,923 for the year ended December 31, 1991 and the period from January 1, 1992 through April 30, 1992, respectively.

                                  THE COMPANY
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                         1995             1996
                                                                     ------------     -------------
STATEMENT OF OPERATIONS DATA:
Revenue............................................................     $   --         $   106,417
Operating expenses:
  Program fees.....................................................         --             (22,881)
  Other operating costs............................................         --             (35,043)
  Depreciation and amortization....................................         --             (64,707)
                                                                      --------            --------
Loss from operations...............................................         --             (16,214)
Interest and other income..........................................         --               6,398
Gain on sale of investments........................................         --                 286
Interest expense...................................................         --             (37,742)
Other income (expense).............................................         --              (1,216)
                                                                      --------            --------
Loss before income taxes...........................................         --             (48,488)
Income tax benefit.................................................         --               2,596
                                                                      --------            --------
Net loss before extraordinary items................................         --             (45,892)
Extraordinary gain on early extinguishment of debt, net of tax.....         --              18,483
Minority interest..................................................         --                (320)
                                                                      --------            --------
Net loss...........................................................     $   --         $   (27,729)
                                                                      ========            ========
BALANCE SHEET DATA (AT END OF PERIOD)
Total assets.......................................................     $  707         $   996,699
Total debt.........................................................         --             846,000
Total partners' capital (deficit)..................................       (625)             73,816

FINANCIAL RATIOS AND OTHER DATA
EBITDA(1)..........................................................     $   --         $    48,493
EBITDA margin(1)...................................................         --               45.6%
Cash flows from operating activities...............................         --              37,697
Cash flows from investing activities...............................         --            (557,013)
Cash flows from financing activities...............................         --             528,086
Capital expenditures (excluding acquisitions)......................         --              38,167
Ratio of earnings to fixed charges(2)..............................         --                  --

OPERATING STATISTICAL DATA (AT END OF PERIOD, EXCEPT AVERAGES):
Homes passed.......................................................         --             852,043
Basic subscribers..................................................         --             573,655
Basic penetration..................................................         --               67.3%
Premium services units.............................................         --             440,249
Premium penetration................................................         --               76.7%
Average monthly revenue per basic subscriber(3)....................     $   --         $     30.71

                       PREVIOUSLY AFFILIATED ENTITIES (4)
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)

                                                YEAR ENDED DECEMBER 31,                    SEVEN MONTHS     PERIOD
                                -------------------------------------------------------   ENDED JULY 31,   1/1/96-
                                  1991       1992       1993        1994        1995           1995        7/30/96
                                --------   --------   ---------   ---------   ---------   --------------   --------
STATEMENT OF OPERATIONS DATA:
Revenue.......................  $  9,616   $ 32,581   $  57,685   $  73,049   $ 128,971      $ 72,578      $ 81,140
Operating expenses:
  Program fees................    (1,644)    (4,933)     (9,376)    (13,189)    (24,684)      (13,923)      (17,080)
  Other operating costs.......    (4,536)   (12,766)    (20,215)    (25,675)    (47,360)      (25,663)      (30,720)
  Management and consulting
    fees......................        --       (177)       (465)       (585)       (815)         (530)         (398)
  Depreciation and
    amortization..............   (15,884)   (56,511)    (66,940)    (68,216)    (70,154)      (41,141)      (36,507)
                                --------   --------   ---------   ---------   ---------      --------      --------
         Total operating
           expenses...........   (22,064)   (74,387)    (96,996)   (107,665)   (143,013)      (81,257)      (84,705)
                                --------   --------   ---------   ---------   ---------      --------      --------
Loss from operations..........   (12,448)   (41,806)    (39,311)    (34,616)    (14,042)       (8,679)       (3,565)
Interest and other income.....         7      8,793       8,898       1,442       1,172           888           209
Gain (loss) on disposal of
  fixed assets................        --         (2)     (1,967)     (1,401)        (63)           39           (14)
Interest expense..............    (8,640)   (32,357)    (44,760)    (44,278)    (48,835)      (28,157)      (47,545)
Other expense.................        --         (8)       (508)       (194)       (644)         (656)         (123)
Equity in net loss of
  investee....................        --     (4,900)         --          --          --            --            --
                                --------   --------   ---------   ---------   ---------      --------      --------
Loss before income tax
  benefit.....................   (21,081)   (70,280)    (77,648)    (79,047)    (62,412)      (36,565)      (51,038)
Income tax benefit............               13,756      21,656      19,020      17,502         8,642        14,490
                                --------   --------   ---------   ---------   ---------      --------      --------
Net loss......................  $(21,081)  $(56,524)  $ (55,992)  $ (60,027)  $ (44,910)     $(27,923)     $(36,548)
                                ========   ========   =========   =========   =========      ========      ========
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets..................  $ 67,732   $430,716   $ 357,652   $ 275,058   $ 590,494                    $578,870
Total debt....................    92,877    408,655     431,896     403,500     411,219                     423,659
Total equity (deficit)........   (27,881)   (73,808)   (129,800)   (166,977)     37,249                      10,150
FINANCIAL RATIOS AND OTHER
  DATA:
EBITDA(1).....................  $3,436...  $ 14,705   $  27,629   $  33,600   $  56,112      $ 32,462      $ 32,942
EBITDA margin(1)..............      35.7%      45.1%       47.9%       46.0%       43.5%         44.7%         40.6%
Cash flows from operating
  activities..................     3,627      4,993     (12,186)       (112)      8,107         8,441        (8,169)
Cash flows from investing
  activities..................    (3,460)    (4,937)    (30,838)      4,871     (24,614)       (7,856)      (18,737)
Cash flows from financing
  activities..................       (37)        --      12,692      (4,784)     18,066            28        24,249
Capital expenditures
  (excluding acquisitions)....     3,350      9,842      11,334      12,432      26,301         9,745        18,588
Ratio of earnings to fixed
  charges(2)..................        --         --          --          --          --            --            --
OPERATING STATISTICAL DATA (AT
  END OF PERIOD, EXCEPT
  AVERAGES):
Homes passed..................    65,653    228,462     308,429     332,645     503,246       497,130       512,926
Basic subscribers.............    42,374    150,733     211,745     227,050     354,436       345,039       360,057
Basic penetration.............      64.5%      66.0%       68.7%       68.3%       70.4%         69.4%         70.2%
Premium service units.........    18,128     78,868     128,732     151,528     265,216       258,928       264,541
Premium penetration...........      42.8%      52.3%       60.8%       66.7%       74.8%         75.0%         73.5%
Average monthly revenue per
  basic subscriber(3).........  $  18.83   $  25.20   $   27.86   $   27.85   $   31.08      $  31.67      $  32.35

                        NOTES TO SELECTED FINANCIAL DATA

(1) Earnings before interest, income taxes, depreciation and amortization, gain
    (loss) on disposal of fixed assets, other income (expense) and equity in net loss of investee (which is applicable only to RMH in 1992, see Note 7 to RMH Consolidated Financial Statements). EBITDA margin is EBITDA divided by total revenue. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with generally accepted accounting principles ("GAAP").

(2) In computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax expense (benefit) and fixed charges. Fixed charges include interest on long-term borrowings, related amortization of debt issue costs and the portion of rental expense under operating leases deemed to be representative of the interest factor. The Company's earnings for the year ended December 31, 1996 were inadequate to cover fixed charges by $48,488. For the Previously Affiliated Entities, earnings for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, for the seven months ended July 31, 1995 and for the period from January 1, 1996 through July 30, 1996 were inadequate to cover fixed charges by $21,081, $70,280, $77,648, $79,047, $62,412, $36,565 and $51,038, respectively. RMH's ratio of earnings to fixed charges for 1991 is not included in the amounts listed above for the Previously Affiliated Entities as the information is not practicable to obtain. The 1992 amount for RMH represents earnings inadequate to cover fixed charges for the period from May 1, 1992 to December 31, 1992.

(3) Average monthly revenue per basic subscriber is calculated as the sum of total revenue per average number of basic subscribers for each month divided by the number of months during the period presented. The average number of basic subscribers for each month is calculated as the sum of the number of basic subscribers as of the beginning of the month and the number of basic subscribers as of the end of the month divided by two.

(4) The comparability of the operating data set forth above for the Previously Affiliated Entities for 1992, 1993 and 1994 is affected by RMH's acquisition of cable systems. The number of basic subscribers served by RMH increased by approximately 26,800 and 47,300 during 1992 and 1993, respectively, as a result of the cable television systems acquired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to assist in an understanding of significant changes and trends related to the results of operations and financial condition of the Company. This discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements. This discussion and analysis should be read in conjunction with the separate financial statements of the Company, the Previously Affiliated Entities and the Greenville/Spartanburg System. The audited financial statements for the Previously Affiliated Entities present the results of operations for IPWT, RMH and the Greenville/Spartanburg System on a combined basis as if the entities had always been members of the same operating group, except for the Greenville/Spartanburg System, which has been included from January 27, 1995, the date such system was acquired by TCI from TeleCable Corporation ("TeleCable").

OVERVIEW

     Each of the Systems has generated substantially all of its revenues from monthly subscription fees for basic, expanded basic (also referred to as cable programming services, "CPS"), premium and ancillary services (such as rental of converters and remote control devices) and installation charges. Additional revenues have been generated from local and national advertising sales, pay-per-view programming and home shopping commissions.

     The Systems have generated increases in revenues during each of the past three years ended December 31, 1996, primarily as a result of internal subscriber growth. The Company's ability to increase its basic and expanded basic service rates has been limited by the 1992 Cable Act, which generally became effective on September 1, 1993. However, after 1994, channels have been added in certain of the Company's cable television systems and rate increases have been implemented on the expanded basic tier. Programming fees, which comprise a substantial portion of total operating expenses, have experienced significant industry-wide increases, particularly during 1995 and the first quarter of 1996. Operating, general and administrative expenses have also increased as a result of subscriber growth and costs related to implementing rate regulation. The net effect of these factors has had a negative impact on EBITDA margins. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and other income (expense). EBITDA margin is defined as EBITDA divided by total revenues. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with GAAP.

     Each of the Company, IPWT and RMH has reported net losses primarily caused by high levels of depreciation and amortization and interest expense. Depreciation and amortization expense also had a significant impact on the operating results of the Greenville/Spartanburg System. Management believes that net losses are common for cable television companies and that the Company will incur net losses in the future.

     Historically, certain programmers have periodically increased the rates charged for their services. Management believes that such rate increases are common for the cable television industry and that the Company will experience program fee rate increases in the future.

Acquisitions

     During the year ended December 31, 1996 the Company acquired cable television systems serving approximately 573,700 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Prime Houston System and the exchange with TCI on August 1, 1996 of the Prime Houston

System for the Nashville System purchased by TCI from Viacom immediately prior to the exchange, and (iv) the purchases on January 29, 1996, February 1, 1996, May 2, 1996, July 1, 1996, and August 6, 1996 of the Miscellaneous Acquisitions.

     The Company paid cash of approximately $418.0 million, including related acquisition costs and fees, for the Miscellaneous Acquisitions and the purchase of the Nashville System. The purchase price of the Nashville System of $315.3 million includes $300.0 million paid in May 1996 for the Prime Houston System. The Company financed the purchase of the Prime Houston System with non-recourse debt and owned the Prime Houston System temporarily in contemplation of exchanging the Prime Houston System with TCI for the Nashville System. TCI managed the Prime Houston System during the Company's ownership period and there was no economic effect to the Company as a result of owning the system. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements for the year ended December 31, 1996. The Miscellaneous Acquisitions and the purchase of the Nashville System have been accounted for as purchases and results of operations are included in the Company's consolidated results only from the dates the systems were acquired.

     In connection with the Company's acquisitions of RMG and IPWT, the Company paid cash of $0.3 million for its equity interests in RMG and repaid in cash $365.5 million of the acquired entities' indebtedness, including $14.9 million of accrued interest. The Company also paid cash to TCI of $119.8 million in connection with TCI's contribution of the Greenville/Spartanburg System to the Company. The cash payment to TCI has been recorded as an equity distribution in the Company's December 31, 1996 consolidated financial statements.

     The Company acquired IPWT and extinguished $36.7 million of IPWT's indebtedness in exchange for non-cash consideration consisting of limited partner interests in ICP-IV of $11.7 million and a preferred limited partner interest in ICP-IV of $25.0 million. TCI received non-cash consideration of $117.6 million in the form of a limited partner interest in ICP-IV in exchange for its contribution of the Greenville/Spartanburg System to the Company.

     IPWT, RMG and the Greenville/Spartanburg System were acquired from entities in which TCI had a significant ownership interest. Because of TCI's substantial continuing interest in these entities as a 49.0% limited partner in ICP-IV, these acquisitions were accounted for at their historical cost basis as of the acquisition date. Results of these entities are included in the Company's consolidated results of operations only from the date of acquisition.

Rate Regulation and Competition

     The 1992 Cable Act significantly changed the regulatory environment in which the Company operates. Rate regulations adopted by the FCC in response to the 1992 Cable Act generally became effective on September 1, 1993 and were subsequently amended on several occasions. The 1996 Act eliminates rate regulation on the CPS tier after March 31, 1999. In addition, rates are deregulated on both the basic and CPS tiers when a cable system becomes subject to effective competition, which under the 1996 Act would include the provision, other than by direct broadcast satellite, of comparable video programming by a local exchange carrier in the franchise area.

     RMH and IPWT have elected to justify their existing basic and CPS tier rates under FCC cost of service rules, which are subject to further revision and regulatory interpretation. The Nashville System, the Greenville/Spartanburg System and the Kingsport System have determined their rates based on a benchmark established by the FCC. Certain of RMH's and IPWT's cost of service cases justifying rates for the CPS tier of service have been found to be reasonable by the FCC and certain other cases are still pending before the FCC. Pursuant to FCC regulations, several local franchises have requested that the FCC review the Systems' basic rate justifications. Management believes that the Systems have substantially complied in all respects with related FCC regulations and the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company. See Item 1 "Certain Factors Affecting Future Results -- Regulation of the Cable Television Industry" and "Legislation and Regulation."

     The Company is subject to competition from alternative providers of video services, including wireless service providers and local telephone companies. BellSouth has applied for cable franchises in certain areas where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas. On October 22, 1996 the TCTA and the CTAG filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators as the "Complainant Cable Operators" in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint.

     The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company. See
Item 1 "The Company -- Competition"; "Legislation and Regulation"; and "Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

Transactions with Affiliates

     TCI's indirect ownership of IPWT and RMH and its direct ownership of the Greenville/Spartanburg System from January 27, 1995 enabled each of these systems to purchase programming services from Satellite Services Inc. ("SSI"), a subsidiary of TCI. During the two years ended December 31, 1995 and the period from January 1, 1996 through July 30, 1996, IPWT and RMH paid, in the aggregate, 82.4% of their program fees to SSI. During the period from January 27, 1995 to December 31, 1995 and the period from January 1, 1996 through July 30, 1996, the Greenville/Spartanburg System paid, in the aggregate, 82.6% of its program fees to SSI.

     Due to TCI's equity ownership in the Company, the Company is also able to purchase programming services from SSI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. TCI is under no obligation to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the year ended December 31, 1996, the Company paid 76.7% of its program fees to SSI.

     The Company and its affiliated entities InterMedia Partners, a California limited partnership, InterMedia Partners II, L.P., InterMedia Partners III, L.P., InterMedia Partners V, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with InterMedia Management Inc. ("IMI"), pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is wholly owned by Leo
J. Hindery, Jr., who is the managing general partner of and owns the controlling interest in ICM-IV, which is the general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $3.0 million to the Company for the year ended December 31, 1996, $0.6 million, $0.6 million and $0.4 million to IPWT in 1994, 1995, and the first seven months of 1996, respectively, and $2.0 million, $2.4 million and $1.5 million to RMH in 1994, 1995, and the first seven months of 1996, respectively.

     ICM-IV manages the business of the Company for an annual fee of one percent of non-preferred Contributed Equity.

     In February of this year Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, all or a part of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as various other management partnerships for the Related InterMedia Entities, will be converted or sold. Upon completion of the transition, Mr. Hindery will no longer hold a controlling interest in IMI or ICM-IV. The transition is expected to be completed by mid-1997.

     It is currently contemplated that Mr. Hindery's interests in ICM-IV, the general partner of the Company, will be converted as follows. Mr. Hindery will sell his stock in IMI, the general partner of ICM-IV, to Robert J. Lewis. ICM-IV's general partnership interest in the Company will be converted into a limited partnership interest. A newly-formed limited liability corporation ("ICM-LLC"), for which IMI will be the managing member, will be admitted as the Managing General Partner of the Company. The transactions described above are subject to final negotiation and documentation, therefore the final structure of these transactions may differ upon completion.

RESULTS OF OPERATIONS -- THE COMPANY

     As described above, the Company acquired all of its cable television systems during the year ended December 31, 1996. A significant portion of these acquisitions occurred in July and August 1996. Results of operations of the acquired cable television systems have been included in the Company's results of operations only from the dates the systems were acquired. The Company had no operations prior to its first acquisition on January 29, 1996.

                                                                               YEAR ENDED
                                                                            DECEMBER 31, 1996
                                                                         -----------------------
                                                                                      PERCENTAGE
                                                                          AMOUNT      OF REVENUE
                                                                         --------     ----------
Statement of Operations Data:
Revenue................................................................  $106,417        100.0%
Costs and Expenses:
  Program fees.........................................................   (22,881)       (21.5)
  Other direct and operating expenses(1)...............................   (13,148)       (12.4)
  Selling, general and administrative(2)...............................   (20,337)       (19.1)
  Management and consulting fees.......................................    (1,558)        (1.5)
  Depreciation and amortization........................................   (64,707)       (60.8)
                                                                          -------        -----
Loss from operations...................................................   (16,214)       (15.3)
Interest and other income..............................................     6,398          6.0
Gain on sale of investments............................................       286          0.3
Interest expense.......................................................   (37,742)       (35.5)
Other expense..........................................................    (1,216)        (1.1)
Income tax benefit.....................................................     2,596          2.4
Extraordinary gain on early extinguishment of debt, net of tax.........    18,483         17.4
Minority interest......................................................      (320)        (0.3)
                                                                          -------        -----
Net loss...............................................................  $(27,729)       (26.1)
                                                                          =======        =====
Other Data:
EBITDA(3)..............................................................  $ 48,493         45.6%

---------------
(1) Other direct and operating expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, gain (loss) on sale of investments, extraordinary gain on early extinguishment of debt, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Audited Financial Statements included elsewhere in this Prospectus.

Revenues

     For the year ended December 31, 1996, the Company generated total revenues of $106.4 million. The Company's total revenues for the year ended December 31, 1996 consisted of $73.4 million of basic service revenues, or 69.0% of total revenues. Pay service revenues of $17.9 million represented 16.9% of total revenues for the year ended December 31, 1996. Other service revenues of $15.1 million represented 14.2% of total revenues.

     The Company served approximately 573,700 basic subscribers who subscribed to 440,250 pay units at December 31, 1996. Average basic service revenue per basic subscriber for the year ended December 31, 1996 was $22.32. Average pay service revenue per pay unit for the year ended December 31, 1996 was $8.75.

Program Fees

     Program fees of $22.9 million for the year ended December 31, 1996 represent 25.1% of basic and pay service revenues.

Other Direct Expenses

     Other direct expenses, which include costs related to technical personnel, franchise fees and repairs and maintenance, amounted to $13.1 million for the year ended December 31, 1996, or 12.4% of total revenues.

Depreciation and Amortization

     Depreciation and amortization expense of $64.7 million for the year ended December 31, 1996 represents 60.8% of total revenues. The significant amount of depreciation and amortization expense results from cable television assets purchased during the year ended December 31, 1996. Furthermore, depreciation is computed using the double-declining balance method over estimated useful lives which do not exceed ten years, and the Company's intangible assets are amortized on a straight line basis over the lesser of the remaining franchise lives or the base twelve-year term of ICP-IV.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1996 amounted to $20.3 million or 19.1% of total revenues.

Management and Consulting Fees

     Management and consulting fees of $1.6 million for the year ended December 31, 1996 represent fees charged by ICM-IV. ICM-IV manages the business of the Company for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3.4 million.

Interest and Other Income

     Interest and other income of $6.4 million for the year ended December 31, 1996 includes the following: (i) equity distribution income of $2.9 million received from a former investee of RMG in August 1996, (ii) $0.4 million of interest income earned on a $15.0 million loan to RMH prior to the Company's acquisition of RMH on July 30, 1996, (iii) $2.2 million of interest income earned on the pledged securities, and (iv) other income and interest earned on cash and cash equivalents of $0.9 million.

Gain on Sale of Investments

     The gain on sale of investments resulted from the sale of certain limited partner interests in August 1996.

Interest Expense

     Interest expense for the year ended December 31, 1996 includes interest on a bridge loan obtained by a subsidiary of ICP-IV for acquisitions of certain cable television systems during the first seven months of the year and interest on borrowings outstanding under the 11.25% senior notes and bank debt, which were incurred to finance the Company's acquisitions in July and August 1996. See "Acquisitions" and "Liquidity and Capital Resources."

Other Expense

     Other expense of $1.2 million for the year ended December 31, 1996 primarily represents (i) the write-off of directly related costs of $0.8 million incurred in connection with the July 30, 1996 acquisitions, which were accounted for on an historical cost basis and (ii) loss on disposal of fixed assets of $0.3 million.

Income Tax Benefit

     The income tax benefit has been recorded based on RMG's stand alone tax provision. As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax

     The extraordinary gain on early extinguishment of debt includes (i) costs paid in July 1996 associated with the prepayment of RMG's long-term debt, net of tax benefit of $1,790, and (ii) the write-off in July 1996 of a debt restructuring credit associated with the restructuring of IPWT's long-term debt in 1994.

Minority Interest

     Minority interest represents accrued dividends of $0.4 million on RMG's mandatorily redeemable preferred stock, net of an allocation of $0.037 million of RMG's net loss for the period from July 31, 1996 through December 31, 1996 to a subsidiary of TCI as the minority shareholder of RMG's common stock.

Net Loss

     Net loss for the year ended December 31, 1996 was significantly impacted by the acquisitions and related debt financing in July and August and the extraordinary gain on early extinguishment of long-term debt that was assumed in connection with the acquisitions of RMG and IPWT.

RESULTS OF OPERATIONS -- THE PREVIOUSLY AFFILIATED ENTITIES

     The comparability of results of operations for the Previously Affiliated Entities for the seven months ended July 31, 1995 and the period from January 1, 1996 to July 30, 1996, and the years ended December 31, 1994 and 1995 is affected by the combining of results of operations for the Greenville/Spartanburg System from January 27, 1995 with results of operations for IPWT and RMH (the "1995 Combination").

     The following tables set forth for the periods indicated statement of operations and other data of the Previously Affiliated Entities expressed in dollar amounts (in thousands) and as a percentage of revenue.

                                                  SEVEN MONTHS ENDED JULY     PERIOD FROM JANUARY 1,
                                                         31, 1995              1996 TO JULY 30, 1996
                                                  -----------------------     -----------------------
                                                               PERCENTAGE                  PERCENTAGE
                                                   AMOUNT      OF REVENUE      AMOUNT      OF REVENUE
                                                  --------     ----------     --------     ----------
STATEMENT OF OPERATIONS DATA:
Revenue.........................................  $ 72,578        100.0%      $ 81,140        100.0%
Costs and Expenses:
  Program fees..................................   (13,923)       (19.2)       (17,080)       (21.1)
  Other direct and operating expenses(1)........    (9,499)       (13.1)       (10,177)       (12.5)
  Selling, general and administrative
     expenses(2)................................   (16,164)       (22.3)       (20,543)       (25.3)
  Management and consulting fees................      (530)        (0.7)          (398)        (0.5)
  Depreciation and amortization.................   (41,141)       (56.7)       (36,507)       (45.0)
                                                   -------        -----        -------        -----
Loss from operations............................    (8,679)       (12.0)        (3,565)        (4.4)
Interest and other income.......................       888          1.2            209          0.3
Gain (loss) on disposal of fixed assets.........        39          0.1            (14)          --
Interest expense................................   (28,157)       (38.8)       (47,545)       (58.6)
Other expense...................................      (656)        (0.9)          (123)        (0.2)
Income tax benefit..............................     8,642         11.9         14,490         17.9
                                                   -------        -----        -------        -----
Net loss........................................  $(27,923)       (38.5)%     $(36,548)       (45.0)%
                                                   =======        =====        =======        =====
OTHER DATA:
EBITDA(3).......................................    32,462         44.7%        32,942         40.6%

                                                                YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                           1994                        1995
                                                  -----------------------     -----------------------
                                                               PERCENTAGE                  PERCENTAGE
                                                   AMOUNT      OF REVENUE      AMOUNT      OF REVENUE
                                                  --------     ----------     --------     ----------
STATEMENT OF OPERATIONS DATA:
Revenue.........................................  $ 73,049        100.0%      $128,971        100.0%
Costs and Expenses:
  Program fees..................................   (13,189)       (18.1)       (24,684)       (19.1)
  Other direct and operating expenses(1)........    (9,823)       (13.4)       (16,851)       (13.1)
  Selling, general and administrative
     expenses(2)................................   (15,852)       (21.7)       (30,509)       (23.7)
Management and consulting fees..................      (585)        (0.8)          (815)        (0.6)
Depreciation and amortization...................   (68,216)       (93.4)       (70,154)       (54.4)
                                                   -------       ------        -------        -----
Loss from operations............................   (34,616)       (47.4)       (14,042)       (10.9)
Interest and other income.......................     1,442          2.0          1,172          0.9
Loss on disposal of fixed assets................    (1,401)        (1.9)           (63)          --
Interest expense................................   (44,278)       (60.6)       (48,835)       (37.9)
Other expense...................................      (194)        (0.3)          (644)        (0.5)
Income tax benefit..............................    19,020         26.0         17,502         13.6
                                                   -------       ------        -------        -----
Net loss........................................  $(60,027)       (82.2)%     $(44,910)       (34.8)%
                                                   =======       ======        =======        =====
OTHER DATA:
EBITDA(3).......................................  $ 33,600         46.0%      $ 56,112         43.5%

---------------
(1) Other direct and operating expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, gain (loss) on disposal of fixed assets and other income (expense). EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Audited Financial Statements included elsewhere in this Prospectus.

COMPARISON OF THE SEVEN MONTHS ENDED JULY 31, 1995 AND THE PERIOD FROM JANUARY 1 TO JULY 30, 1996

     Revenues. The Previously Affiliated Entities' revenues increased $8.6 million, or by 11.8%, for the seven months ended July 30, 1996 compared with the corresponding period in the prior year. The impact of comparing revenues for the seven months ended July 30, 1996 with revenues for the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System resulted in a $3.1 million increase in revenues. Additionally, revenues increased $2.8 million due to subscriber growth and $3.6 million due to basic and expanded basic rate increases. As of July 30, 1996, basic subscribers and premium units increased from July 31, 1995 by approximately 15,000 subscribers, or 4.4%, and 5,600 units, or 2.2%, respectively. The increase in basic subscribers primarily reflects the impact of an increase of approximately 15,800 homes passed and higher basic penetration which grew from 69.4% at July 31, 1995 to 70.2% at July 30, 1996. During the three months ended March 31, 1996, each of the Previously Affiliated Entities implemented basic and/or expanded basic rate increases. The rate increases resulted in a 4.2% average increase in overall rates charged for basic and expanded basic services combined. Partially offsetting these revenue increases was a $0.6 million decrease in pay service revenues reflecting the impact of premium discount packages which offer combinations of premium channels at prices that represent significant savings over the price for an individual channel and a $0.4 million decrease in ancillary service revenues.

     Program Fees. Program fees increased $3.2 million, or by 22.7%, for the seven months ended July 30, 1996 compared with the corresponding period in the prior year. The impact of comparing program fees for the seven months ended July 30, 1996 with program fees for the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System resulted in a $0.8 million increase in program fees. Additionally, program fees increased $0.6 million due to subscriber growth and $1.8 million due to the net impact of higher rates charged by certain programmers and higher pay-per-view program costs. The increase in program fees as a percentage of revenues reflects the impact of program fee increases outpacing revenue growth for the period.

     Other Direct and Operating Expenses. Other direct and operating expenses increased $0.7 million, or by 7.1%, for the seven months ended July 30, 1996 compared with the corresponding period in the prior year. The impact of comparing other direct and operating expenses for the seven months ended July 30, 1996 with the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System resulted in a $0.7 million increase in expense. Increased labor costs for the RMH and IPWT systems contributed $0.5 million to the increase in costs. RMH labor costs increased primarily due to an increase in workforce driven by basic subscriber growth, and IPWT labor costs increased due to an increase in the average salary per employee. These increases were offset by a $0.5 million reduction in costs primarily due to lower labor costs for the Greenville/Spartanburg System driven by a decrease in workforce and an increase in construction-related activities. Also contributing to the decrease was a reduction in repairs and maintenance expense for the RMH and IPWT systems. Other direct and operating expenses as a percentage of revenues decreased due to proportionately lower increases in costs relative to revenue growth.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $4.4 million, or by 27.1%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year. The impact of comparing SG&A for the seven months ended July 30, 1996 with SG&A for the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System resulted in a $0.6 million increase in SG&A. Other SG&A costs increased by an aggregate amount of $1.7 million due to subscriber growth. Of the remaining increase, $0.4 million represents an increase in the corporate overhead cost allocation from TCI to the Greenville/Spartanburg System which TCI began allocating in May 1995. Also contributing to the higher costs were increases in labor, marketing and advertising sales expense and professional services costs of approximately $0.6 million, $0.7 million, and $0.2 million, respectively. The labor cost increase primarily resulted from increases in the workforce driven by basic subscriber growth. The marketing and advertising sales expense increases resulted from higher levels of marketing activities for each of the Previously Affiliated Entities and an increase in advertising sales activities for the Greenville/Spartanburg System. The increase in professional services reflects increased utilization of outside labor for the RMH system.

     SG&A as a percentage of revenues increased due to proportionately higher costs for the Greenville/ Spartanburg System in relation to revenue growth.

     Depreciation and Amortization. Depreciation and amortization decreased $4.6 million, or by 11.3%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year. The decrease reflects a combined $4.8 million decrease for the IPWT and RMH systems due to their use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years. This decrease was offset by (i) an increase in property and equipment placed in service between July 1995 and July 1996 and (ii) the $0.6 million impact of comparing depreciation and amortization for the seven months ended July 30, 1996 with depreciation and amortization for the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System.

     Interest and Other Income. Interest and other income consist primarily of interest on RMH notes receivable that were issued in connection with previous sales of cable television systems (the "RMH Seller Notes") and interest earned on cash equivalents. Interest and other income decreased $0.7 million, or by 76.5%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year. The decrease reflects the effect of collection in June 1995 of the RMH Seller Notes.

     Interest Expense. Interest expense increased $19.4 million, or by 68.9%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year because of a $16.4 million increase in interest expense allocations from TCI for the Greenville/Spartanburg System and a $2.8 million increase in interest expense for IPWT. The increase for IPWT primarily reflects the recognition of $3.0 million for contingent interest. Upon completion of the Transactions, conditions were met for an accrual of contingent interest under the terms of IPWT's loan agreement with GECC.

     Income Tax Benefit. Income tax benefit increased $5.8 million, or by 67.7%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year primarily due to an increase in the taxable loss before income tax benefit coupled with an increase in the effective tax benefit rate for the RMH system, offset by a decrease in the effective tax benefit rate for the Greenville/Spartanburg System.

     RMH has not established a valuation allowance to reduce the deferred tax assets related to its unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of RMH's net assets, Management believes it is more likely than not that the deferred tax assets related to the unexpired net operating losses will be realized.

     Net Loss. Net loss increased $8.6 million, or by 30.9%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year primarily due to the increase in interest expense partially offset by an increase in EBITDA and the income tax benefit.

     EBITDA. EBITDA increased $0.5 million, or by 1.5%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year. Of the increase, $1.0 million represents the impact of comparing EBITDA for the seven months ended July 30, 1995 with EBITDA for the period January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System. The offsetting decrease is primarily attributable to higher SG&A expenses for the Greenville/Spartanburg System. EBITDA as a percentage of revenues decreased due to increases in program fees and SG&A expenses as a percentage of revenues.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1995

     Revenues. The Previously Affiliated Entities' revenues increased $55.9 million, or 76.6%, for 1995 compared to 1994. The 1995 Combination accounted for $47.2 million of the increase in revenues for 1995 compared to 1994.

     Excluding the 1995 Combination, internal subscriber growth accounted for approximately $4.8 million of the increase in revenues for 1995 compared to 1994. Basic subscribers increased by approximately 13,000, or 5.8%, for 1995 compared to 1994. The increase in basic subscribers primarily reflects the impact of an increase in homes passed during the two year period and higher basic penetration rates for 1995 compared to 1994. The number of premium units increased by approximately 10,500 units, or 6.9%, for 1995 compared to 1994, reflecting the impact of premium discount packages which offer combinations of premium channels at prices that represent significant savings over the price for individual channels. This volume increase was slightly offset by decreases in revenues of approximately $0.1 million for 1995 compared to 1994, due to the impact of lower rates per subscriber from the premium discount packages.

     The impact of higher rates due to basic and expanded basic rate increases accounted for approximately $3.9 million of the increase in revenues for 1995 compared to 1994. The FCC ordered a freeze on basic and expanded basic rates for the period April 5, 1993 through May 15, 1994. In compliance with the rate freeze, IPWT and RMH did not increase their basic and expanded basic rates during this period, and chose to maintain their rates through December 30, 1994. During the period from December 31, 1994 through the first quarter of 1995, channels were added and rate increases were implemented on the expanded basic tier. The rate increases resulted in a 7.6% average increase in RMH's and IPWT's overall rates charged for basic and expanded basic services combined.

     Program Fees. Program fees increased $11.5 million, or 87.2%, for 1995 compared to 1994. Program fees increased $9.1 million for 1995 compared to 1994 due to the 1995 Combination.

     Excluding the impact of the 1995 Combination, program fees increased in 1995 compared to 1994 by $1.2 million due to subscriber growth and by $1.2 million due to the net impact of (i) new channel additions, (ii) higher rates charged by certain programmers and (iii) higher pay-per-view program costs, slightly offset by lower premium service effective rates due to volume discounts.

     In 1995, program fees as a percentage of revenues increased compared to 1994 reflecting the impact of the premium discount packages.

     Other Direct and Operating Expenses. Other direct and operating expenses increased $7.0 million, or 71.5%, for 1995 compared to 1994. The 1995 Combination accounted for $6.6 million of the increase for 1995 compared to 1994. Excluding the impact of the 1995 Combination, other direct and operating expenses increased due to internal subscriber growth.

     Other direct and operating expenses as a percentage of revenues remained relatively constant for the three years ended December 31, 1995.

     Selling, General and Administrative Expenses. SG&A expenses increased $14.7 million, or 92.5%, for 1995 compared to 1994. The 1995 Combination accounted for $12.1 million of the increase for 1995 compared to 1994.

     The remainder of the 1995 increase resulted from increases in payroll, data processing and marketing costs for IPWT and RMH reflecting the impact of an increase in the average salary per employee, subscriber growth and customer service initiatives.

     SG&A as a percentage of revenue increased in 1995 compared to 1994 primarily due to proportionately higher costs for the Greenville/Spartanburg System in relation to revenue.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.9 million, or 2.8%, for 1995 compared to 1994.

     The increase in 1995 compared to 1994 is primarily due to the impact of the 1995 Combination, offset by (i) the impact of IPWT's and RMH's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in later years and (ii) the effect of the cost of certain IPWT and RMH franchise rights becoming fully amortized during 1994.

     Interest and Other Income. Interest and other income consist primarily of interest on RMH notes receivable that were issued in connection with previous sales of cable television systems (the "RMH Seller Notes") and interest earned on cash equivalents. Interest and other income decreased $0.3 million, or 18.7%, for 1995 compared to 1994. The decrease reflects the effect of collection in 1994 of the RMH Seller Notes.

     Interest Expense. Interest expense increased by $4.6 million, or 10.3%, for 1995 compared to 1994. The increase reflects the impact of (i) the 1995 Combination of $11.8 million and (ii) a $0.9 million increase for RMH due to interest on additional borrowings, offset by an $8.2 million decrease for the IPWT system reflecting the effect of the October 1994 debt restructuring.

     Income Tax Benefit. The income tax benefit decreased $1.5 million, or 8.0%, for 1995 compared to 1994 due to the impact of a decrease in the taxable loss before income tax benefit, partially offset by a higher effective tax benefit rate.

     Net Loss. The Previously Affiliated Entities' net loss decreased $15.1 million, or 25.2%, for 1995 compared to 1994 primarily due to an increase in EBITDA and lower depreciation and amortization expense.

     EBITDA. EBITDA increased $22.5 million, or 67.0%, for 1995 compared to 1994. The 1995 Combination accounted for $19.4 million of the increase for 1995 compared to 1994. The remainder of the 1995 increase reflects the impact of revenue growth partially offset by increases in program fees, other direct and operating expenses and SG&A for the RMH and IPWT systems.

     EBITDA as a percentage of revenues decreased in 1995 compared to 1994 primarily because of the increases in program fees and SG&A as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     The following table sets forth certain statement of cash flows information of the Company (in thousands) for the year ended December 31, 1996. The Company consummated acquisitions of cable television systems in January, February, May, July and August. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                                   1996
                                                                               ------------
    STATEMENT OF CASH FLOWS DATA:
    Cash flows from operating activities....................................    $   37,697
    Cash flows from investing activities....................................      (557,013)
    Cash flows from financing activities....................................       528,086

     The Company's cash balance increased from zero as of January 1, 1996 to $8.8 million as of December 31, 1996.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $37.7 million for the year ended December 31, 1996 reflecting (i) loss from operations of $48.5 million before non-cash charges to income for depreciation and amortization of $64.7 million; (ii) interest and other income received of $3.8 million; (iii) interest paid of $16.2 million; and (iv) other working capital sources, net of other expenses of approximately $1.6 million.

Cash Flows From Investing Activities

     The Company used cash during the year ended December 31, 1996 of $418.0 million to fund its purchase of the Nashville System and the Miscellaneous Acquisitions and $0.3 million to purchase a controlling common stock interest in RMG. The Company also received cash of $2.2 million as part of IPWT's and RMG's total assets acquired. In April 1996, prior to the Company's purchase of RMG, a subsidiary of the Company loaned $15.0 million to RMG's parent, RMH. The loan is still outstanding and has been eliminated in consolidation as of December 31, 1996.

     The Company purchased property and equipment of $38.2 million during the year ended December 31, 1996 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     Under the terms of the related indenture, the Company purchased approximately $88.8 million in pledged securities that, together with interest thereon, represent funds sufficient to provide for payment in full of interest on the Company's $292.0 million of 11.25% senior notes (the "Notes") through August 1, 1999. Proceeds from the securities will be used to make interest payments on the Notes through August 1, 1999.

Cash Flows From Financing Activities

     The Company financed the acquisitions described above and its investment in the pledged securities with proceeds from issuance of the Notes, a $220.0 million bank term loan (the "Term Loan") and borrowings of $338.0 million under a bank revolving credit agreement (the "Revolving Credit Facility" together with the Term Loan, the "Bank Facility"), and $190.6 million in cash contributions from the partners of ICP-IV. The Company subsequently repaid borrowings under the Revolving Credit Facility of $4.0 million. The Company paid debt issue costs of $17.5 million in connection with the offering of the Notes and the bank financing and paid syndication costs of $1.0 million in connection with raising its contributed equity.

     The Company repaid $365.5 million of RMH's and IPWT's indebtedness, including $14.9 million of accrued interest, upon its acquisition of these entities. The Company paid a call premium and other fees associated with the repayment of RMH's indebtedness of $4.7 million.

     The Company paid cash to TCI of $119.8 million as repayment of debt assumed upon TCI's contribution of the Greenville/Spartanburg System to the Company. The amount paid has been recorded as a distribution to TCI in the Company's December 31, 1996 consolidated financial statements.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES -- THE PREVIOUSLY AFFILIATED ENTITIES

     The following table sets forth, for the periods indicated, certain statement of cash flows data of the Previously Affiliated Entities (in thousands).

     The comparability of statement of cash flows data for the Previously Affiliated Entities for the years ended December 31, 1993 and 1994 is affected by the 1993 Acquisitions. The comparability of statement of cash flows data for the seven months ended July 31, 1995, the period from January 1, 1996 to July 30, 1996, and the years ended December 31, 1994 and 1995 is affected by the 1995 Combination.

     The Previously Affiliated Entities' most significant capital requirements have been to finance purchases of property and equipment, consisting of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

                                                               SEVEN MONTHS
                                                                  ENDED           PERIOD FROM
                                                                 JULY 31,       JANUARY 1, 1996
                                                                   1995         TO JULY 30, 1996
                                                               ------------     ----------------
    STATEMENT OF CASH FLOWS DATA:
    Cash flows from operating activities...................      $  8,441           $ (8,169)
    Cash flows from investing activities...................        (7,856)           (18,737)
    Cash flows from financing activities...................            28             24,249

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                   1994         1995
                                                                  -------     --------
        STATEMENT OF CASH FLOWS DATA:
        Cash flows from operating activities..................    $  (112)    $  8,107
        Cash flows from investing activities..................      4,871      (24,614)
        Cash flows from financing activities..................     (4,784)      18,066

SEVEN MONTHS ENDED JULY 31, 1995

     The Previously Affiliated Entities showed an increase in cash of $0.6 million from $3.3 million as of January 1, 1995 to $3.9 million as of July 31, 1995.

Cash flows from operating activities

     The Previously Affiliated Entities' cash flows from operating activities of $8.4 million for the seven months ended July 31, 1995 reflect (i) income from operations of $32.5 million before non-cash charges to income for depreciation and amortization of $41.1 million; (ii) interest received of $3.7 million, (iii) interest payments on long-term obligations of approximately $21.2 million; (iv) intercompany interest charges of $6.4 million paid by the Greenville/Spartanburg System to TCI; (v) advances to affiliates of $0.8 million; and (vi) a net increase in cash of $0.6 million representing other working capital changes, net of non-operating expense.

Cash flows from investing activities

     The Previously Affiliated Entities used cash during the seven months ended July 31, 1995 primarily to fund purchases of property and equipment of $5.6 million, $0.9 million and $3.3 million for RMH, IPWT and the Greenville/Spartanburg System, respectively. Collections of $2.6 million were received on the RMH Seller Notes.

Cash flows from financing activities

     During the seven months ended July 31, 1995, the Previously Affiliated Entities' cash flows from financing activities consisted primarily of net borrowings of $1.0 and $0.6 million, respectively under RMH's and IPWT's revolving credit notes payable and distributions to TCI by the Greenville/Spartanburg System of $1.0 million.

SEVEN MONTHS ENDED JULY 30, 1996

     The Previously Affiliated Entities showed a decrease in cash of $2.7 million from $4.9 million as of January 1, 1996 to $2.2 million as of July 30, 1996.

Cash flows from operating activities

     The Previously Affiliated Entities reported a net deficit in cash flows from operating activities of $8.2 million for the seven months ended July 30, 1996 reflecting (i) income from operations of $32.9 million before non-cash charges to income for depreciation and amortization of $36.5 million; (ii) interest received of $0.2 million, (iii) interest payments on long-term obligations of approximately $21.7 million; (iv) intercompany interest charges of $22.8 million paid by the Greenville/Spartanburg System to TCI; (v) advances to affiliates of $1.0 million, (vi) income tax refunds of $6.4 million and (vii) other working capital uses and non-operating expenses of $2.2 million, including $2.3 million for increases in inventory primarily related to rebuild activity in RMH's Tennessee systems.

Cash flows from investing activities

     The Previously Affiliated Entities used cash during the seven months ended July 30, 1996 primarily to fund purchases of property and equipment of $13.1 million, $0.8 million and $4.7 million for RMH, IPWT and the Greenville/Spartanburg System, respectively.

Cash flow from financing activities

     For the seven months ended July 30, 1996, the Previously Affiliated Entities' principal sources of cash consisted of a loan of $15.0 million from the Company to RMH, and equity contributions from TCI to the Greenville/Spartanburg System of $9.4 million.

YEAR ENDED DECEMBER 31, 1994

     The Previously Affiliated Entities' cash balance of $3.3 million remained constant at January 1, 1993 and December 31, 1994.

Cash flows from operating activities

     The Previously Affiliated Entities reported a net deficit in cash flows from operating activities of $0.1 million for the year ended December 31, 1994 reflecting (i) income from operations of $33.6 million before non-cash charges to income for depreciation and amortization of $68.2 million; (ii) interest received of $0.7 million; (iii) interest payments on long-term obligations of $43.7 million; (v) payments received from affiliates of $9.7 million; and (vi) other working capital uses and non-operating expenses of $0.4 million.

     As of December 31, 1994 the Previously Affiliated Entities had negative working capital of $13.8 million due to franchise fees and copyright fees that are paid quarterly and semiannually and due to the timing of interest payments on the RMG Notes. Interest is paid on the RMG Notes semiannually on April 1 and October 1.

Cash flows from investing activities

     During the year ended December 31, 1994, the Previously Affiliated Entities collected $17.8 million on the RMH Seller Notes. The Previously Affiliated Entities used cash primarily for purchases of property and equipment of $11.2 million and $1.3 million for RMH and IPWT, respectively.

Cash flows from financing activities

     During the year ended December 31, 1994, the Previously Affiliated Entities received a capital contribution from IPWT's majority owner of $20.1 million. The Previously Affiliated Entities used cash of $22.1 million to repay IPWT's long-term obligations under the terms of a debt restructuring and $2.6 million to repay borrowings under IPWT's revolving credit note payable.

YEAR ENDED DECEMBER 31, 1995

     The Previously Affiliated Entities' cash balance increased by $1.6 million from $3.3 million as of January 1, 1995 to $4.9 million as of December 31, 1995.

Cash flows from operating activities

     The Previously Affiliated Entities generated cash from operating activities of $8.1 million for the year ended December 31, 1995 reflecting (i) income from operations of $56.2 million before non-cash charges to income for depreciation and amortization of $70.2 million; (iv) interest received of $4.1 million, (v) interest payments on long-term obligations of $40.4 million; and (vi) intercompany interest charges of $11.8 million paid by the Greenville/Spartanburg System to TCI.

     As of December 31, 1995 the Previously Affiliated Entities had negative working capital of $13.8 million due to franchise fees and copyright fees that are paid quarterly and semiannually and due to the timing of interest payments on the RMG Notes. Interest is paid on the RMG Notes semiannually on April 1 and October 1.

     Accounts receivable increased from December 31, 1994 to December 31, 1995 by $2.8 million or 49% as a result of the 1995 Combination. Inventory increased $1.2 million or 71% during 1995 primarily related to rebuild activity in RMH's Tennessee systems.

Cash flows from investing activities

     During the year ended December 31, 1995, the Previously Affiliated Entities received proceeds of $2.6 million from sale of the last RMH Seller Note. The Previously Affiliated Entities used cash primarily to fund purchases of property and equipment of $11.9 million, $1.4 million and $13.4 million for RMH, IPWT and the Greenville/Spartanburg System, respectively.

Cash flows from financing activities

     During the year ended December 31, 1995, the Previously Affiliated Entities received net borrowings of $12.0 million under RMH's revolving credit note payable, repaid $0.4 million under IPWT's revolving credit facility with GECC and received a $6.5 million capital contribution made by TCI to the Greenville/Spartanburg System.

PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

     The Company has plans to make substantial expenditures for technological upgrades and rebuilds over the next several years under its Capital Improvement Program, which is reviewed and modified periodically by management. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program.

     For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides for borrowings up to $475.0 million in the aggregate, with permanent annual commitment reductions beginning in 1999, and matures in 2004. As of December 31, 1996, the Company had $334.0 million outstanding under the Revolving Credit Facility, leaving availability of $141.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

     Management believes that the Company will be able to realize substantial growth rates in revenue over the next several years through a combination of household growth, increased penetration and new product offerings that the Company will be able to make available as technological upgrades are completed under the Capital Improvement Program.

     Management believes that, with the Company's ability to realize operating efficiencies and sustain substantial growth rates in revenue, it will be able to generate cash flows from operating activities which, together with available borrowing capacity under the Revolving Credit Facility, will be sufficient to fund required interest payments and planned capital expenditures over the next several years. However, the Company may not be able to generate sufficient cash from operations or accumulate sufficient cash from other activities or sources to repay in full the principal amounts outstanding under the Notes on maturity. In order to satisfy its repayment obligations with respect to the Notes due August 1, 2006, the Company may be required to refinance the Notes. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company.

     Borrowings under the Revolving Credit Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") (which is based on the administrative agent's published prime rate) and LIBOR. Interest rates vary under each option based on IP-IV's senior leverage ratio. For ABR loans the rate varies from ABR to ABR plus 0.50%, and for LIBOR loans the rate varies from LIBOR plus 0.75% to LIBOR plus 1.75%. Interest periods are specified as one, two or three months for LIBOR loans. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option. The Bank Facility also requires IP-IV to pay quarterly a commitment fee of 0.25% or 0.375% per year, depending on the senior leverage ratio of IP-IV, on the unused portion of available credit.

     The obligations of IP-IV under the Bank Facility are secured by a first priority pledge of the capital stock and/or partnership interests of IP-IV's subsidiaries, a negative pledge on other assets of IP-IV and subsidiaries and a pledge of any inter-company notes. The obligations of IP-IV under the Bank Facility are guaranteed by IP-IV's subsidiaries.

     The Bank Facility and the Indenture restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1996 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

Capital Improvement Program

     The Company's most significant capital needs are to finance cable system upgrades and rebuilds, plant extensions and purchases of converters and other customer premise equipment. Planned capital expenditures also provide for initial subscriber installations, purchases of digital ad insertion equipment and replacement purchases of machinery and equipment.

     To make the most efficient use of its capital, management continually reassesses the need for modifications in system architecture and detailed technical specifications by considering the most recent information available regarding the Company's progress on the Capital Improvement Program, the technological changes in the cable industry, additional revenue potential, competition, cost effectiveness and requirements under franchise agreements. The Company currently estimates that it will spend an additional $200.0 million on the Capital Improvement Program through 2001.

     Management expects to fund capital expenditures from borrowings available under the Revolving Credit Facility and cash generated from operations. However, there can be no assurance that all of the funds required for these planned capital expenditures will be available as needed.

     The Capital Improvement Program is expected to allow the Company to expand system capacity, provide the capability to offer new services including additional premium packages, enhanced pay-per-view programming, additional advertising and data services and to create the marketing flexibility to fund revenue growth for existing services. Other expenditures will target new revenue sources and be expended on an incremental basis when these revenue streams are quantifiable. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program.

     In addition to capital expenditures expected to be incurred in connection with the Capital Improvement Program, the Company currently estimates that it will make other capital expenditures through 2001 of approximately $120.0 million, principally for line extensions and other capital requirements. The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures would have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt.

Inflation

     During the periods covered in this discussion, inflation did not have a significant impact on results of operations and financial position of the cable television systems. Periods of high inflation could have an adverse effect to the extent that increased operating costs and increased borrowing costs for variable interest rate debt may not be offset by increases in subscriber rates.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements in this report which are prefaced with words such as expects, anticipates, believes and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

     In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include the following; the development, market acceptance and successful production of new products and enhancements; competitors' product introductions and enhancements; and risks associated with the Acquisitions, including the Company's ability to successfully integrate the acquired cable television systems.

     (For a description of the above risks and uncertainties, see the Certain Factors that May Affect Future Results section under Item 1 of PART I.)

                                    PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                 REFERENCE PAGE
                                                                                   FORM 10-K
                                                                                 --------------
INTERMEDIA CAPITAL PARTNERS IV, L.P.
  Report of Independent Accountants............................................  46
  Consolidated Balance Sheets as of December 31, 1996 and 1995.................  47
  Consolidated Statement of Operations for the year ended December 31, 1996....  48
  Consolidated Statement of Changes in Partners' Capital for the year ended
     December 31, 1996.........................................................  49
  Consolidated Statement of Cash Flows for the year ended December 31, 1996....  50
  Notes to Consolidated Financial Statements...................................  51
  Schedule I -- Condensed Financial Information of Registrant..................  126
  Schedule II -- Valuation and Qualifying Accounts.............................  131
PREDECESSOR BUSINESSES:
  PREVIOUSLY AFFILIATED ENTITIES
  Report of Independent Accountants............................................  64
  Combined Balance Sheet as of December 31, 1995...............................  65
  Combined Statements of Operations for the years ended December 31, 1994 and
     1995, and the period from January 1, 1996 to July 30, 1996................  66
  Combined Statement of Changes in Equity for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to July 30, 1996........  67
  Combined Statements of Cash Flows for the years ended December 31, 1994 and
     1995 and the period from January 1, 1996 to July 30, 1996.................  68
  Notes to Combined Financial Statements.......................................  69

  ROBIN MEDIA HOLDINGS, INC.
  Report of Independent Accountants............................................  81
  Consolidated Balance Sheet as of December 31, 1995...........................  82
  Consolidated Statements of Operations for the years ended December 31, 1994 and 1995,
     and the period from January 1, 1996 to July 30, 1996......................  83
  Consolidated Statement of Shareholder's Deficit for the years ended December
     31, 1994 and 1995, and for the period from January 1, 1996 to July 30,
     1996......................................................................  84
  Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995, and the period from January 1, 1996 to July 30, 1996............  85
  Notes to Consolidated Financial Statements...................................  86

  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.
  Report of Independent Accountants............................................  94
  Balance Sheet as of December 31, 1995........................................  95
  Statements of Operations for the years ended December 31, 1994 and 1995, and the period from January 1, 1996 to July 30, 1996..........................  96
  Statement of Changes in Partners' Capital for the years ended December 31,
     1994 and 1995, and for the period from January 1, 1996 to July 30, 1996...  97
  Statements of Cash Flows for the years ended December 31, 1994 and 1995, and the period from January 1, 1996 to July 30, 1996..........................  98
  Notes to Financial Statements................................................  99

                                                                                 REFERENCE PAGE
                                                                                   FORM 10-K
                                                                                 --------------
  TCI OF GREENVILLE, INC., TCI OF SPARTANBURG, INC.
  AND TCI OF PIEDMONT, INC.
  Independent Auditors' Report.................................................  106
  Combined Balance Sheet as of December 31, 1995...............................  107
  Combined Statements of Operations and Accumulated Deficit for the period from
     January 27, 1995 to December 31, 1995 and for the period from January 1,
     1996 to July 30, 1996.....................................................  108
  Combined Statements of Cash Flows for the period from January 27, 1995 to
     December 31, 1995 and for the period from January 1, 1996 to July 30,
     1996......................................................................  109
  Notes to Combined Financial Statements.......................................  110

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of InterMedia
Capital Partners IV, L.P.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterMedia Capital Partners IV, L.P. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           ------     --------
ASSETS
Cash.....................................................................  $          $  8,770
Accounts receivable, net of allowance for doubtful accounts of $2,130....               17,539
Escrowed investments held to maturity....................................               28,237
Interest receivable on escrowed investments..............................                2,194
Receivable from affiliate................................................                  923
Prepaids.................................................................                2,768
Other current assets.....................................................                  232
                                                                           -------    --------
          Total current assets...........................................               60,663
Escrowed investments held to maturity....................................               60,518
Intangible assets, net...................................................     707      634,087
Property & equipment, net................................................              230,055
Deferred income taxes....................................................                9,910
Other non-current assets.................................................                1,466
                                                                           -------    --------
          Total assets...................................................  $  707     $996,699
                                                                           ========   ========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities.................................  $  265     $ 28,973
Payable to affiliates....................................................   1,067        3,408
Deferred revenue.........................................................               11,753
Accrued interest.........................................................               20,322
                                                                           -------    --------
          Total current liabilities......................................   1,332       64,456
Long-term debt...........................................................              846,000
Other non-current liabilities............................................                   70
                                                                           -------    --------
          Total liabilities..............................................   1,332      910,526
                                                                           -------    --------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares..................................               12,357
PARTNERS' CAPITAL
Preferred limited partnership interest...................................     (43)      23,008
General and limited partners' capital....................................    (582)      52,658
Note receivable from general partner.....................................               (1,850)
                                                                           -------    --------
          Total partners' capital........................................    (625)      73,816
                                                                           -------    --------
          Total liabilities and partners' capital........................  $  707     $996,699
                                                                           ========   ========

        See accompanying notes to the consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                              FOR THE YEAR ENDED
                                                                              DECEMBER 31, 1996
                                                                              ------------------
Basic and cable services....................................................       $ 73,392
Pay service.................................................................         17,932
Other service...............................................................         15,093
                                                                                   --------
                                                                                    106,417
                                                                                   --------
Program fees................................................................         22,881
Other direct expenses.......................................................         13,148
Depreciation and amortization...............................................         64,707
Selling, general and administrative expenses................................         20,337
Management and consulting fees..............................................          1,558
                                                                                   --------
                                                                                    122,631
                                                                                   --------
Loss from operations........................................................        (16,214)
                                                                                   --------
Other income (expense):
  Interest and other income.................................................          6,398
  Gain on sale of investments...............................................            286
  Interest expense..........................................................        (37,742)
  Other expense.............................................................         (1,216)
                                                                                   --------
                                                                                    (32,274)
                                                                                   --------
Loss before income tax benefit extraordinary items and minority interest....        (48,488)
Income tax benefit..........................................................          2,596
                                                                                   --------
Net loss before extraordinary items and minority interest...................        (45,892)
Extraordinary gain on early extinguishment of debt, net of tax..............         18,483
Minority interest...........................................................           (320)
                                                                                   --------
Net loss....................................................................       $(27,729)
                                                                                   ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED
                                        LIMITED      GENERAL      LIMITED        NOTES
                                        PARTNER      PARTNER     PARTNERS      RECEIVABLE       TOTAL
                                       ---------     -------     ---------     ----------     ---------
Syndication costs....................   $    (43)    $    (7)    $    (575)     $             $    (625)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1995.........        (43)         (7)         (575)                        (625)
Cash contributions...................                  1,913       188,637                      190,550
Notes receivable from General
  Partner............................                  1,850                      (1,850)
In-kind contributions, historical
  cost basis.........................                              237,805                      237,805
Conversion of GECC debt to equity....     25,000                    11,667                       36,667
Allocation of RMG's and IPWT's
  historical equity balances.........                 (2,719)     (239,368)                    (242,087)
Distribution.........................                             (119,775)                    (119,775)
Syndication costs....................        (69)        (10)         (911)                        (990)
Net loss.............................     (1,926)       (290)      (25,513)                     (27,729)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1996.........   $ 22,962     $   737     $  51,967      $ (1,850)     $  73,816
                                          ======      ======        ======      ========       ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1996
                                                                         ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................         $  (27,729)
  Minority interest....................................................                320
  Loss on disposal of fixed assets.....................................                324
  Depreciation and amortization........................................             65,905
  Gain on sale of investment...........................................               (286)
  Extraordinary gain on early extinguishment of debt, net of tax.......            (18,483)
  Changes in assets and liabilities:
     Accounts receivable...............................................             (2,798)
     Receivable from affiliates........................................                151
     Prepaids..........................................................             (1,922)
     Interest receivable...............................................             (2,633)
     Other current assets..............................................                  8
     Deferred income taxes.............................................             (2,596)
     Other non-current assets..........................................                379
     Accounts payable and accrued liabilities..........................              4,826
     Payable to affiliate..............................................              1,531
     Accrued interest..................................................             20,322
     Deferred revenue..................................................                394
     Other non-current liabilities.....................................                (16)
                                                                                 ---------
  Cash flows from operating activities.................................             37,697
                                                                                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of cable systems, net of cash acquired.....................           (415,806)
  Purchase of RMG Class A Common Stock.................................               (329)
  Property and equipment...............................................            (38,167)
  Intangible assets....................................................                (37)
  Notes receivable.....................................................            (15,000)
  Purchases of escrowed investments....................................            (88,755)
  Proceeds from sale of investment.....................................              1,081
                                                                                 ---------
  Cash flows from investing activities.................................           (557,013)
                                                                                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt.......................................            850,000
  Repayment of long-term debt..........................................           (369,504)
  Call premium and other fees on early extinguishment of debt..........             (4,716)
  Contributed capital..................................................            190,550
  Partner distribution.................................................           (119,775)
  Debt issue costs.....................................................            (17,479)
  Syndication costs....................................................               (990)
                                                                                 ---------
  Cash flows from financing activities.................................            528,086
                                                                                 ---------
Net change in cash.....................................................              8,770
Cash, beginning of period..............................................
                                                                                 ---------
Cash, end of period....................................................         $    8,770
                                                                                 =========

          See accompanying notes to consolidated financial statements.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. THE COMPANY AND BASIS OF PRESENTATION:

     InterMedia Capital Partners IV, L.P. ("ICP-IV" or the "Company"), a California limited partnership, was formed on March 19, 1996, as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, for the purpose of acquiring and operating cable television systems in three geographic clusters, all located in the southeastern United States.

     As of December 31, 1996, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:


                                                                BASIC         HOMES
                                                             SUBSCRIBERS      PASSED
                                                             -----------     --------
                                                                             (UNAUDITED)
            Nashville/Mid-Tennessee Cluster................    329,022        510,067
            Greenville/Spartanburg Cluster.................    146,431        206,673
            Knoxville/East Tennessee Cluster...............     98,202        135,303
                                                               -------        -------
                      Total................................    573,655        852,043
                                                               =======        =======

     InterMedia Capital Management IV, L.P., a California limited partnership ("ICM-IV"), is the 1.1% general partner of ICP-IV. As of December 31, 1996, ICP-IV has obtained capital contributions from its limited and general partners of $360,000, including cable television properties and debt and equity interests in InterMedia Partners of West Tennessee, L.P. ("IPWT"), an affiliated entity. The limited partner contributions are from various institutional investors and include a preferred limited partner interest of $25,000, which General Electric Capital Corporation ("GECC") received in exchange for a portion of its note receivable from IPWT.

     ICP-IV is the successor partnership to IP-IV. Upon formation of ICP-IV, the previous general and limited partners of IP-IV became the general and limited partners of ICP-IV. Simultaneously, ICP-IV became the 99.99% limited partner of IP-IV and ICM-IV became the .01% general partner of IP-IV. The accompanying balance sheet as of December 31, 1995 represents the assets, liabilities and equity of IP-IV.

     The Company's acquisitions of its cable television systems were structured as leveraged transactions and a significant portion of the assets acquired are intangible assets which are being amortized over one to twelve years. Therefore, as was planned, the Company has incurred substantial book losses. Of the total pre-tax losses of $48,488, non-cash charges have aggregated $66,229. These charges consist of $23,134 of depreciation of property and equipment, $42,771 of amortization of intangible assets, predominately related to franchise rights and goodwill, and $324 of loss on disposal of fixed assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated balance sheet includes the accounts of ICP-IV, and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  Cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

  Revenue recognition

     Cable television service revenue is recognized in the period in which the services are provided to customers. Deferred revenue represents revenue billed in advance and deferred until cable service is provided.

  Investments in debt securities

     Investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to thirty-one months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note 8 -- Long-Term Debt).

  Property and equipment

     Additions to property and equipment, including new customer installations, are recorded at cost. Self constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful.

     Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                                      YEARS
                                                                      ------
                Cable television plant..............................    5-10
                Buildings and improvements..........................      10
                Furniture and fixtures..............................     3-7
                Equipment and other.................................    3-10

  Intangible assets

     The Company has franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized over the lesser of the remaining lives of the franchises or the base twelve-year term of ICP-IV which expires on December 31, 2007. Remaining franchise lives range from one to twenty years.

     Goodwill represents the excess of acquisition cost over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight line basis over the twelve-year term of ICP-IV.

     Debt issue costs are included in intangible assets and are being amortized over the terms of the related debt.

     Cost associated with potential acquisitions are initially deferred. For acquisitions which are completed, related costs are capitalized as part of the acquisition costs. For those acquisitions not completed, related costs are expensed in the period the acquisition is abandoned.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Company evaluates the recoverability of the carrying value of its intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized costs of these assets.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

  Interest Rate Swaps

     Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the difference between the fixed and variable rates pursuant to the swap agreement. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

  Long-lived assets and long-lived assets to be disposed of

     ICP-IV has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." ICP-IV reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been recognized by ICP-IV.

  Income taxes

     Income taxes reported in ICP-IV's financial statements represent the tax effects of Robin Media Group, Inc.'s ("RMG") results of operations. RMG, a subsidiary of ICP-IV, is the only entity within the Company's organization structure which reports provision/benefit for income taxes. No provision or benefit for income taxes is reported by any of ICP-IV's other subsidiaries or by ICP-IV because, as partnerships, the tax effects of these entities' results of operations accrue to the partners. ICP-IV and its partnership subsidiaries are registered with the Internal Revenue Service as tax shelters under Internal Revenue Code Section 6111(b).

     RMG accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  Partners' capital

     Syndication costs incurred to raise capital have been charged to partners' capital.

  Allocation of profits and losses

     Profits and losses are allocated in accordance with the provisions of ICP-IV's partnership agreement, generally as follows:

          Losses are allocated first to the partners other than the preferred limited partner, and thereafter to the preferred limited partner, in each case to the extent of and in accordance with relative capital contributions; second, to the partners which loaned money to the Partnership to the extent of and in accordance with relative loan amounts; and third, to the partners in accordance with relative capital contributions.

          Profits are allocated first to the preferred limited partner in an amount sufficient to yield an 11.75% return compounded semi-annually on its capital contributions; second, to the partners which loaned money to the Partnership to the extent of and proportionate to previously allocated losses relating to such loans; third, among the partners, other than the preferred limited partner, in accordance with relative capital contributions, in an amount sufficient to yield a pre-tax return of 15% per annum on their capital contributions; and fourth, 20% to the general partner and 80% to the limited and general partners, other than the preferred limited partner, in accordance with relative capital contributions.

  Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Disclosures about fair value of financial instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

          Current assets and current liabilities: The carrying value of receivables, payables, deferred revenue, and accrued liabilities approximates fair value due to their short maturity.

          Long-term debt: The fair value of the Company's borrowings under the bank term loan and revolving credit facility are estimated based on the borrowing rates currently available to the Company for obligations with similar terms. The fair value of the senior notes is based on recent trading prices. Management believes that the fair value of the Company's outstanding debt approximates the recorded value (see Note 8).

3. ACQUISITIONS

     On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from ICM-IV. The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

     On July 30, 1996, the Company acquired cable television systems serving approximately 360,400 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/Spartanburg System to the Company by affiliates of Tele-Communications, Inc. ("TCI").

     The Company acquired all of the general and limited partner interests of IPWT in exchange for a $13,333 limited partner interest in ICP-IV. Concurrently, GECC transferred to ICP-IV its $55,800 note receivable from IPWT and related interest receivable of $3,356 in exchange for an $11,667 limited partner interest in ICP-IV, a $25,000 preferred limited partner interest in ICP-IV and cash of $22,489.

     InterMedia Partners V, L.P. ("IP-V"), a former affiliate, owned all of the outstanding equity of RMH prior to the Company's acquisition of a majority of the voting interests in RMH. In conjunction with a recapitalization of RMH, ICP-IV purchased 3,285 shares of RMH's Class A Common Stock for $329. Concurrently, a wholly owned subsidiary of TCI converted its outstanding loan to IP-V into a limited partnership interest and, in dissolution of the IP-V partnership, received 365 shares of RMH Class B Common Stock valued at $37 and 12,000 shares of RMH Redeemable Preferred Stock valued at $12,000. Upon completion of the recapitalization, the Company has 60% of the voting interests of RMH, with TCI owning the remaining 40%. In connection with the acquisition, the Company assumed approximately $331,450 of long-term debt and $11,565 of accrued interest, which was repaid with proceeds from the Financing. Upon consummation of the acquisition, RMH merged into its wholly owned operating subsidiary Robin Media Group, Inc. ("RMG"). All of the RMH stock just described was converted as a result of the merger into capital stock of RMG with the same terms.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

     Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of $119,775 of debt which was simultaneously repaid by the Company with proceeds from the Financing. The cash paid of $119,775 for debt assumed has been recorded as a distribution to TCI in the accompanying consolidated financial statements.

     TCI held substantial direct and indirect ownership interests in each of RMH, IPWT and the Greenville/Spartanburg System. As a result of TCI's substantial continuing interest in RMG, IPWT and the Greenville/Spartanburg System after the Company's acquisitions, the acquired assets of these entities have been accounted for at their historical basis as of the acquisition date. Results of operations for these entities have been included in the Company's consolidated results only from the acquisition date. The historical cost basis of RMH's, IPWT's and the Greenville/Spartanburg System's assets purchased and liabilities assumed as of July 30, 1996 was as follows:

            Current assets..........................................    $ 19,368
            Property and equipment..................................     107,504
            Franchise rights........................................     270,593
            Goodwill................................................      59,532
            Other non-current assets................................       8,124
                                                                        --------
                      Total assets..................................    $465,121
                                                                        ========
            Current liabilities.....................................    $ 33,283
            Long-term debt..........................................     543,434
            Other non-current liabilities...........................          87
                                                                        --------
                      Total liabilities.............................     576,804
                                                                        --------
            Mandatorily redeemable preferred stock..................      12,000
            Minority interest.......................................          37
            Total equity............................................    (123,720)
                                                                        --------
                      Total liabilities and equity..................    $465,121
                                                                        ========

     On May 8, 1996, the Company acquired the Houston, Texas cable television assets of Prime Cable ("the Prime Houston System") with the intent of exchanging with TCI the Prime Houston System for cable television systems of Viacom currently serving approximately 151,100 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System"). The purchase price for the Prime Houston System of approximately $300,000 was financed entirely with non-recourse debt from TCI Communications, Inc. ("TCIC"), a wholly owned subsidiary of TCI, and Bank of America which was repaid with the proceeds from the Financing. As was planned, on July 31, 1996, TCI and TCIC consummated the acquisition of all of Viacom's cable television systems including the Nashville System. On August 1, 1996, the Company acquired the Nashville System in exchange for the Prime Houston System and cash equal to the difference between the fair market values of the systems. The aggregate purchase price of the Nashville System pursuant to the exchange was $315,333. TCI managed the Prime Houston System during the Company's ownership period, and, under the terms of the exchange agreement, the Company was obligated to sell to TCIC and TCIC was obligated to purchase the Prime Houston System from the Company for an amount in cash sufficient to repay the outstanding balances of the TCIC and bank loans in the event that TCI had been unable to complete the Viacom acquisition by October 1, 1996. Under the terms of the various agreements with TCIC, the Company could not dispose of and did not have effective control over the use of the Prime Houston assets, and there was no economic effect to the Company from the Prime Houston assets during the Company's ownership of the Prime Houston System. Accordingly, the accounts of the Prime Houston System and the related debt and

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

interest expense have been excluded from the Company's consolidated financial statements. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Bulletin No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the exchange.

     During the year ended December 31, 1996, the Company acquired other cable television systems currently serving approximately 60,300 basic subscribers primarily in central and eastern Tennessee for an aggregate purchase price of $102,701 (the "Miscellaneous Acquisitions"). These acquisitions have also been accounted for as purchases in accordance with APB16. Accordingly, results of operations of the Miscellaneous Acquisitions have been included in the Company's consolidated results only from the dates of acquisition.

     Total acquisition costs of the Nashville System and the Miscellaneous Tennessee Acquisitions are as follows:

            Cash paid to sellers, net of liabilities assumed..........  $415,390
            Other acquisition costs...................................     2,644
                                                                        --------
                      Total acquisition costs.........................  $418,034
                                                                        ========

     The Company's allocation of acquisition costs for the Nashville System and the Miscellaneous Tennessee Acquisitions is as follows:

            Current assets..........................................    $  8,454
            Property and equipment..................................      90,421
            Franchise rights........................................     306,607
            Goodwill................................................      21,583
            Other non-current assets................................         376
                                                                        --------
                      Total assets..................................     427,441
            Current liabilities.....................................       9,407
                                                                        --------
            Net assets acquired.....................................    $418,034
                                                                        ========

     Had the acquisitions and the Financing been completed as of January 1, 1996, pro forma revenues, net loss before extraordinary gain on early extinguishment of debt and minority interest and net loss for the year ended December 31, 1996 would have been $228,272 (unaudited), $108,193 (unaudited) and $90,530 (unaudited), respectively.

4. ESCROWED INVESTMENTS HELD TO MATURITY

     The Company's escrowed investments (see Note 8) held to maturity consist of U.S. Treasury Notes with fair value amounts and maturities as follows:

                                                              CARRYING     ESTIMATED
                                                               VALUE       FAIR VALUE
                                                              --------     ----------
            Matures within 1 year...........................  $ 28,237      $ 28,333
            Matures between 1 and 3 years...................    60,518        61,019
                                                               -------       -------
                      Total.................................  $ 88,755      $ 89,352
                                                               =======       =======

     The fair values of the investments are based on quoted market prices.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                1995       1996
                                                                ----     --------
            Franchise rights................................    $        $577,786
            Goodwill........................................               81,115
            Debt issue costs................................       3       17,479
            Other...........................................     704          294
                                                                ----      -------
                                                                 707      676,674
            Accumulated amortization........................              (42,587)
                                                                ----      -------
                                                                $707     $634,087
                                                                ====      =======

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                      DECEMBER 31,
                                                                          1996
                                                                      ------------
            Land..................................................      $  2,217
            Cable television plant................................       192,888
            Buildings and improvements............................         1,494
            Furniture and fixtures................................         1,999
            Equipment and other...................................        15,255
            Construction in progress..............................        38,489
                                                                      ------------
                                                                         252,342
            Accumulated depreciation..............................       (22,287)
                                                                      ------------
                                                                        $230,055
                                                                      ==========

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                                 ----------------
                                                                 1995      1996
                                                                 ----     -------
            Accounts payable.................................    $        $ 1,391
            Accrued program costs............................               1,431
            Accrued franchise fees...........................               4,895
            Accrued capital expenditures.....................               8,720
            Accrued payroll costs............................               1,973
            Accrued property and other taxes.................               2,829
            Accrued legal fees...............................     196           8
            Accrued accounting fees..........................      16         179
            Other accrued liabilities........................      53       7,547
                                                                 ----     -------
                                                                 $265     $28,973
                                                                 ====     =======

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                          1996
                                                                      ------------
            Bank revolving credit facility, $475,000 commitment as
              of December 31, 1996, interest currently at LIBOR
              plus 1.625% payable quarterly, matures July 1,
              2004................................................      $334,000
            Bank term loan; interest at LIBOR plus 2.375% payable
              quarterly, matures January 1, 2005..................       220,000
            11 1/4% senior notes, interest payable semi-annually,
              due August 1, 2006..................................       292,000
                                                                        --------
                                                                        $846,000
                                                                        ========

     The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the term loan are at LIBOR plus 2.375% or ABR plus 1.125%. Interest rates vary on borrowings under the revolving credit facility from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Company's ratio of senior debt to annualized quarterly operating cash flow. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1996, the interest rate on borrowings outstanding under the revolving credit facility was 7.25%.

     The Company has entered into interest rate swap agreements in the aggregate notional principal amount of $120,000 to establish long-term fixed interest rates on its variable senior bank debt. Under the swap agreements, the Company pays quarterly interest at fixed rates ranging from 6.28% to 6.3225% and receives quarterly interest payments equal to LIBOR. The differential to be paid or received in connection with an individual swap agreement is accrued as interest rates change over the period to which the payments or receipts relate. The agreements expire between May 1999 and February 2000.

     The estimated fair value of the interest rate swaps, which is gross of unrealized market gains or losses, is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996, the fair market value of the interest rate swaps was $(2,700).

     Borrowings under the Bank Facility are secured by the capital stock and partnership interests of IP-IV's subsidiaries.

     The 11 1/4% senior notes will be redeemable at the option of the Company, in whole or in part, subsequent to August 1, 2001 at specified redemption prices which will decline in equal annual increments and range from 105.625% beginning August 1, 2001 to 100.0% of the principal amount beginning August 1, 2004 through the maturity date, plus accrued interest.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

     As of December 31, 1996, ICP-IV has $90,949 in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

     ICP-IV is the issuer of the Notes and, as a holding company, has no direct operations. The Notes are structurally subordinated to borrowings of IP-IV under the Bank Facility. The Bank Facility restricts IP-IV and its subsidiaries from paying dividends and making other distributions to ICP-IV.

     The debt agreements contain certain covenants which restrict the Company's ability to encumber assets, make investments or distributions, retire partnership interests, pay management fees currently, incur or guarantee additional indebtedness and purchase or sell assets. The debt agreements include financial covenants which require minimum interest and debt coverage ratios and specify maximum debt to cash flow ratios.

     Annual maturities of long-term debt at December 31, 1996 are as follows:

            1997....................................................    $
            1998....................................................
            1999....................................................       1,000
            2000....................................................       1,000
            2001....................................................      15,000
            Thereafter..............................................     829,000
                                                                        --------
                                                                        $846,000
                                                                        ========

     Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1996 is $297,665. Borrowings under the Bank Facility's are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1996 approximate their fair value.

9. MANDATORILY REDEEMABLE PREFERRED STOCK

     The RMG Redeemable Preferred Stock has an annual dividend of 10.0% and participates in any dividends paid on the common stock at 10.0% of the dividend per share paid on the common stock. The RMG Redeemable Preferred Stock bears a liquidation preference of $12,000 plus any accrued but unpaid dividends at the time of liquidation and is mandatorily redeemable on September 30, 2006 at the liquidation preference amount. RMG also has the right, but not the obligation, to redeem in whole or in part the RMG Redeemable Preferred Stock at the liquidation preference amount on or after September 30, 2001. The accrued dividend on the RMG Redeemable Preferred Stock is included in minority interest as a charge against income (loss).

10. CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Company and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 (the "1992 Act"), the Telecommunications Act of 1996 (the "1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer service and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

major network and certain local television stations. Among other provisions, the 1996 Act will eliminate rate regulation on the expanded basic tier effective March 31, 1999.

     Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Company's financial position or results of operations.

     Many aspects of regulations at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Company.

11. COMMITMENTS AND CONTINGENCIES

     The Company is committed to provide cable television services under franchise agreements with remaining terms of up to twenty years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

     The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1996 for the next five years and thereafter under these leases are as follows:

            1997......................................................    $  760
            1998......................................................       480
            1999......................................................       269
            2000......................................................       241
            2001......................................................       234
            Thereafter................................................     1,326
                                                                          -------
                                                                          $3,310
                                                                          ========

     Rent expense, including pole rental agreements, was $2,157 for the year ended December 31, 1996.

12. RELATED PARTY TRANSACTIONS

     ICM-IV manages the business of ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996, of which $1,558 was charged to expense during 1996..

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. During 1996, administrative fees charged by IMI were $3,036. Receivables from affiliates represent advances to IMI, net of administration fees charged by IMI, and operating expenses paid by IMI on behalf ICP-IV's subsidiaries.

     As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the year ended December 31, 1996 amount to $17,538. Payable to affiliate includes programming fees payable to the TCI subsidiary of $3,353 at December 31, 1996.

     On April 1, 1996, InterMedia Partners of Tennessee, L.P. ("IPTN"), a subsidiary of IP-IV, loaned $15.0 million to RMH. Interest income for the year ended December 31, 1996 includes $445 which IPTN earned on the note prior to the Company's purchase of RMH on July 30, 1996. As of December 31, 1996 the note balance outstanding including accrued interest has been eliminated in consolidation.

13. INCOME TAXES

     Income tax benefit is included in the financial statements as follows:

        Continuing operations.............................................    $2,596
        Extraordinary loss (see Note 14)..................................     1,790
                                                                              ------
                                                                              $4,386
                                                                              ======

     The benefit for income taxes consists of the following:

                                                                               1996
                                                                              ------
        Deferred federal tax benefit......................................    $4,257
        Deferred state tax benefit........................................       129
                                                                              -------
                                                                              $4,386
                                                                              =======

     Deferred income taxes relate to temporary differences as follows:

                                                                          DECEMBER 31,
                                                                              1996
                                                                          ------------
        Property and equipment........................................      $  8,617
        Intangible assets.............................................        11,287
                                                                             -------
                                                                              19,904
                                                                             -------
        Loss carryforwards............................................       (29,814)
                                                                             -------
                                                                            $  9,910
                                                                             =======

     At December 31, 1996, RMG had net operating loss carryforwards for federal income tax purposes aggregating $87,689 which expire through 2011. RMG is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in RMG, management does not believe that the recapitalization of RMG and the partial sale of the recapitalized equity to ICP-IV will impair RMG's ability to utilize its net operating loss carryforwards.

     The Company's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

the tax basis of RMG's net assets, management believes it is more likely than not that the deferred tax assets related to the unexpired net operating losses will be realized.

     A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                                              1996
                                                                             -------
        Tax benefit at federal statutory rate............................    $10,810
        Partnership losses exempt from income taxes......................     (5,287)
        State taxes, net of federal benefit..............................        127
        Goodwill amortization............................................     (1,209)
        Tax reserves and other...........................................        (55)
                                                                             -------
                                                                             $ 4,386
                                                                             =======

14. EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT

     As described in Note 3 Acquisitions, in connection with the Company's acquisition of a majority of the voting interest in RMH, the Company assumed approximately $331,450 of long-term debt, which was repaid with the proceeds from the Financing. The repayment of RMH's long-term debt resulted in call premium and fees associated with the defeasance of the debt. Costs associated with the prepayment of the debt resulted in an extraordinary loss on early extinguishment of debt of $2,926, net of tax benefit of $1,790.

     Also, in connection with the Company's acquisition of the partner interests of IPWT, GECC transferred to ICP-IV its note receivable from IPWT and related interest receivable in exchange for a limited partner and a preferred limited partner interest in ICP-IV and cash. The settlement of IPWT's long-term note payable to GECC resulted in an extraordinary gain on early extinguishment of debt of $21,409, which represented a debt restructuring credit balance as of July 30, 1996. The debt restructuring credit was created in 1994 upon IPWT's restructuring of its GECC debt.

15. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the year ended December 31, 1996, the Company paid interest of $16,222.

     As described in Note 3, during 1996 the Company acquired several cable television systems located in Tennessee and Georgia. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

            Fair value of assets acquired...........................    $418,987
            Liabilities assumed, net of current assets..............        (953)
            Cash acquired in connection in RMH and IPWT
              acquisitions..........................................      (2,228)
                                                                        --------
            Net cash paid...........................................    $415,806
                                                                        ========

16. EMPLOYEE BENEFIT PLAN

     The Company participates in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least one year of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Company's matching contributions under such Plan are at the rate of 50% of the employee's contributions, up to a maximum of 3% of compensation.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                             (DOLLARS IN THOUSANDS)

17. SUBSEQUENT EVENT

     In February 1997, Leo J. Hindery, Jr., the managing general partner of ICM-IV and various other affiliated InterMedia partnerships, was appointed President of TCI. As part of Mr. Hindery's transition, TCI is negotiating for the purchase of Mr. Hindery's interests in IMI and ICM-IV as well as various other affiliated InterMedia partnerships. Through ICM-IV, Mr. Hindery has managed ICP-IV and its subsidiaries as well as other affiliated InterMedia partnerships. Upon the completion of the transaction, Mr. Hindery will no longer hold a controlling interest in any of the various InterMedia corporations or partnerships. The transition is expected to be completed in 1997 and will require amendments to ICP-IV and its subsidiaries' various senior debt and partnership agreements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of InterMedia
Capital Partners IV, L.P.

     In our opinion, based upon our audits and the report of other auditors, the accompanying combined balance sheet and the related combined statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the combined financial position of the Previously Affiliated Entities, which are comprised of Robin Media Holdings, Inc., InterMedia Partners of West Tennessee, L.P., TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI of Piedmont, Inc., at December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 and the period from January 1, 1996 through July 30, 1996, except TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI of Piedmont, Inc. which are included from January 27, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI of Piedmont, Inc., which statements reflect total assets of $361,812,000 at December 31, 1995, total revenues of $47,214,000 for the period from January 27, 1995 to December 31, 1995 and total revenues of $30,290,000 for the period from January 1, 1996 through July 30, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI of Piedmont, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

     As described in Note 1, on July 30, 1996, the Previously Affiliated Entities were sold and/or contributed to InterMedia Capital Partners IV, L.P.

PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                         PREVIOUSLY AFFILIATED ENTITIES

                             COMBINED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                                    1995
                                                                                ------------
ASSETS
Cash and cash equivalents.....................................................    $  4,883
Accounts receivable, net of allowance for doubtful accounts of $853...........       8,330
Receivable from affiliates....................................................         303
Prepaids......................................................................         391
Inventory.....................................................................       2,940
Other current assets..........................................................         223
                                                                                  --------
          Total current assets................................................      17,070
Intangible assets, net........................................................     468,713
Property and equipment, net...................................................     102,668
Investments...................................................................         795
Other assets..................................................................       1,248
                                                                                  --------
          Total assets........................................................    $590,494
                                                                                  ========
LIABILITIES AND EQUITY
Current portion of long-term debt.............................................    $  4,043
Accounts payable and accrued liabilities......................................      10,692
Deferred revenue..............................................................       3,963
Payable to affiliates.........................................................       2,124
Accrued interest..............................................................      10,086
                                                                                  --------
          Total current liabilities...........................................      30,908
Long-term debt................................................................     407,176
Deferred income taxes.........................................................     115,161
                                                                                  --------
          Total liabilities...................................................     553,245
                                                                                  --------
Commitments and contingencies
Equity........................................................................      37,249
                                                                                  --------
          Total liabilities and equity........................................    $590,494
                                                                                  ========

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                      PERIOD FROM
                                                             FOR THE YEAR ENDED       JANUARY 1,
                                                                DECEMBER 31,            1996 TO
                                                            ---------------------      JULY 30,
                                                              1994         1995          1996
                                                            --------     --------     -----------
Basic and cable services................................    $ 52,829     $ 85,632      $  56,658
Pay services............................................      12,043       23,942         14,185
Other services..........................................       8,177       19,397         10,297
                                                            --------     --------       --------
                                                              73,049      128,971         81,140
                                                            --------     --------       --------
Program fees............................................      13,189       24,684         17,080
Other direct expenses...................................       9,823       16,851         10,177
Depreciation and amortization...........................      68,216       70,154         36,507
Selling, general and administrative expenses............      15,852       30,509         20,543
Management and consulting fees..........................         585          815            398
                                                            --------     --------       --------
                                                             107,665      143,013         84,705
                                                            --------     --------       --------
Loss from operations....................................     (34,616)     (14,042)        (3,565)
                                                            --------     --------       --------
Other income (expense):
  Interest and other income.............................       1,442        1,172            209
  Gain (loss) on disposal of fixed assets...............      (1,401)         (63)           (14)
  Interest expense......................................     (44,278)     (48,835)       (47,545)
  Other expense.........................................        (194)        (644)          (123)
                                                            --------     --------       --------
                                                             (44,431)     (48,370)       (47,473)
                                                            --------     --------       --------
Loss before income tax benefit..........................     (79,047)     (62,412)       (51,038)
Income tax benefit......................................      19,020       17,502         14,490
                                                            --------     --------       --------
Net loss................................................    $(60,027)    $(44,910)     $ (36,548)
                                                            ========     ========       ========

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                    COMBINED STATEMENT OF CHANGES IN EQUITY
                             (DOLLARS IN THOUSANDS)

Balance at December 31, 1993.....................................................  $(129,800)
Capital contributions to InterMedia Partners of West Tennessee, L.P..............     22,850
Net loss.........................................................................    (60,027)
                                                                                   ---------
Balance at December 31, 1994.....................................................   (166,977)
January 27, 1995 combining with TCI of Greenville, Inc., TCI of Spartanburg, Inc.
  and TCI of Piedmont, Inc.......................................................    249,136
Net loss.........................................................................    (44,910)
                                                                                   ---------
Balance at December 31, 1995.....................................................     37,249
Capital contribution to TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI
  of
  Piedmont, Inc..................................................................      9,449
Net loss.........................................................................    (36,548)
                                                                                   ---------
Balance July 30, 1996............................................................  $  10,150
                                                                                   =========

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                FOR THE YEAR ENDED    JANUARY 1,
                                                                   DECEMBER 31,         1996 TO
                                                                -------------------    JULY 30,
                                                                  1994       1995        1996
                                                                --------   --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................  $(60,027)  $(44,910)   $ (36,548)
  Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization............................    68,644     70,278       36,585
     Loss on sale of note receivable..........................                  376
     Loss (gain) on disposal of fixed assets..................     1,401         63
     Deferred income taxes....................................   (19,020)   (17,601)      (8,084)
     Changes in assets and liabilities:
       Accounts receivable....................................      (455)      (282)        (345)
       Receivable from affiliates.............................     8,148         80         (124)
       Interest receivable....................................      (726)     2,569           --
       Prepaids...............................................         7        (39)         (94)
       Inventory..............................................      (216)    (1,221)      (2,290)
       Other assets...........................................       177       (212)        (164)
       Accounts payable and accrued liabilities...............       116      2,589          610
       Cash overdraft.........................................                                35
       Deferred revenue.......................................       202        163           98
       Payable to affiliates..................................     1,531       (317)        (834)
       Accrued interest.......................................       106     (3,429)       2,986
                                                                --------   --------     --------
Cash flows from operating activities..........................      (112)     8,107       (8,169)
                                                                --------   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................   (12,432)   (26,301)     (18,588)
  Proceeds from the sale of property and equipment............                   44
  Investments.................................................      (414)      (360)
  Collections and proceeds from sale of notes receivable......    17,764      2,624
  Other assets and intangibles................................       (47)      (621)        (149)
                                                                --------   --------     --------
Cash flows from investing activities..........................     4,871    (24,614)     (18,737)
                                                                --------   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Activity on revolving credit note payable...................    (2,600)    11,600         (200)
  Note payable to affiliate...................................                            15,000
  Repayment on long-term debt.................................   (22,073)
  Capital contributions.......................................    20,050      6,484        9,449
  Debt issue costs............................................      (161)       (18)
                                                                --------   --------     --------
Cash flows from financing activities..........................    (4,784)    18,066       24,249
                                                                --------   --------     --------
Net change in cash and cash equivalents.......................       (25)     1,559       (2,657)
Cash and cash equivalents, beginning of period................     3,275      3,324        4,883
                                                                --------   --------     --------
Cash and cash equivalents, end of period......................  $  3,250   $  4,883    $   2,226
                                                                ========   ========     ========

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

     The combined financial statements include the financial statements of Robin Media Holdings, Inc. ("Holdings"), InterMedia Partners of West Tennessee, L.P. ("IPWT") and TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI of Piedmont, Inc. (collectively "TCI Greenville/Spartanburg"). Holdings, IPWT, and TCI Greenville/Spartanburg are collectively referred to as the "Previously Affiliated Entities." TeleCommunications, Inc. ("TCI") holds substantial direct and indirect ownership interests in each of the entities that comprise the Previously Affiliated Entities. The individual financial statements of the Previously Affiliated Entities have been combined on a historical cost basis for the periods presented as if they had always been members of the same operating group, except for the financial statements of TCI Greenville/Spartanburg, which have been included from January 27, 1995, the date of acquisition by TCI. The Previously Affiliated Entities own and operate cable television systems located in Tennessee, South Carolina and Georgia.

     The financial position and results of operations of the Previously Affiliated Entities are being presented on a combined basis because of TCI's substantial continuing ownership interests in the Previously Affiliated Entities after the July 30, 1996 acquisitions of the Previously Affiliated Entities by InterMedia Capital Partners IV, L.P. ("ICP-IV"), an affiliated entity formed for the purpose of acquiring cable television systems and consolidating various cable television systems owned by other affiliated entities.

     As disclosed in Note 2, certain accounting policies of Holdings and IPWT are different from those of TCI Greenville/Spartanburg.

ROBIN MEDIA HOLDINGS, INC.

     Holdings is a Nevada corporation which was organized on August 27, 1991. On April 30, 1992, Holdings commenced operations with the acquisition of all the outstanding common stock of Robin Media Group, Inc. ("RMG") from Jack Kent Cooke Incorporated. Prior to ICP-IV's July 30, 1996 acquisition of Holdings, Holdings was wholly owned by InterMedia Partners V, L.P. ("IP-V"), a California limited partnership. TCI is a limited partner in IP-V. Holdings is solely a holding company with no operations and its only asset was its investment in RMG.

     Holdings' acquisition of RMG was structured as a leveraged transaction and a significant portion of the assets acquired are intangible assets which are being amortized over one to ten years. Therefore, as was planned, RMG has incurred substantial book losses which have resulted in a net shareholder's deficit.

     On July 30, 1996, IP-V sold a majority of the voting interests in Holdings to ICP-IV for cash. In connection with the sale, Holding's capital structure was reorganized to provide for three classes of capital stock. As part of the recapitalization, a wholly owned subsidiary of TCI converted its outstanding loan to IP-V into a partnership interest and the IP-V partnership was dissolved. Additionally, ICP-IV provided Holdings with an intercompany loan in an amount sufficient to repay all principal and interest on RMG's outstanding debt. Upon funding on July 30, 1996 of the intercompany loan, Holdings repaid all amounts due on its outstanding debt.

     On July 31, 1996, Holdings merged with and into RMG, with RMG as the surviving corporation.

INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

     IPWT is a California limited partnership which was formed on April 11, 1990 for the purpose of investing in and operating cable television properties.

     Under the terms of the original partnership agreement, InterMedia Partners ("IP"), a California limited partnership, was the sole general partner, owning an 89% interest in IPWT. The limited partners were IP and

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

Robin Cable Systems of Tucson, an Arizona limited partnership ("Robin-Tucson"), holding interests in the Partnership of 10% and 1%, respectively. TCI is a limited partner in IP.

     On September 11, 1990 IPWT acquired the Western Tennessee properties of U.S. Cable Partners, LP and its affiliates. Funding for this acquisition was provided by General Electric Capital Corporation ("GECC") in the form of a senior subordinated loan.

     On October 3, 1994, IP sold its interests in Robin-Tucson to an affiliate of TCI. IP contributed additional capital of $20,050 to IPWT from the net sales proceeds and IPWT repaid $30,375 of the senior subordinated loan to GECC including accrued interest. Under IPWT's Amended and Restated Agreement of Limited Partnership entered into on October 3, 1994, GECC converted $2,800 of its loan into a limited partnership interest in IPWT and restructured the remaining balance of the loan (see Note 7). Under the amended partnership agreement IP had an 80.1% general partner interest and a 9.9% limited partner interest, and GECC had a 10% limited partner interest. Losses incurred prior to October 3, 1994 were reallocated between the general and limited partners based upon the change in ownership percentage resulting from the restructuring.

     IPWT's acquisition of the West Tennessee cable television properties was structured as a leveraged transaction and a significant portion of the assets acquired were intangible assets which are being amortized over one to ten years. Therefore, as was planned, IPWT has incurred substantial book losses, resulting in negative partners' capital.

     On July 30, 1996, IP and GECC contributed their partner interests in IPWT to ICP-IV in exchange for cash and limited and preferred limited partnership interests in ICP-IV.

TCI OF GREENVILLE, INC., TCI OF SPARTANBURG, INC. AND TCI OF PIEDMONT, INC.

     TCI Greenville/Spartanburg is an indirectly wholly owned subsidiary of TCI Communications, Inc. ("TCIC") which is a wholly owned subsidiary of TCI.

     TCI Greenville/Spartanburg was acquired by TCI from TeleCable Corporation on January 27, 1995 and subsequently contributed to TCIC. These combined financial statements include TCI Greenville/Spartanburg's assets, liabilities and equity at December 31, 1995 and its results of operations for the period from January 27, 1995, the date of TCI's acquisition.

     On July 30, 1996, TCI consummated an agreement with ICP-IV to contribute the TCI Greenville/Spartanburg systems to ICP-IV in exchange for a limited partnership interest in ICP-IV.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of combination

     The combined financial statements include the accounts of Holdings, IPWT and, from January 27, 1995, TCI Greenville/Spartanburg. All intercompany accounts and transactions between Holdings and IPWT have been eliminated. There are no intercompany accounts or transactions with TCI Greenville/Spartanburg.

  Cash equivalents

     The Previously Affiliated Entities consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

  Revenue recognition

     Cable television service revenue is recognized in the period in which services are provided to customers. Deferred revenue represents revenue billed in advance and deferred until cable service is provided.

  Inventory

     Inventory consists primarily of supplies and is stated at the lower of cost or market determined by the first-in, first-out method.

  Property and equipment

     Additions to property and equipment, including new customer installations, are recorded at cost. Self-constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Holdings and IPWT include gains and losses from disposals and retirements in earnings. TCI Greenville/Spartanburg recognizes gains and losses only in connection with sales of properties in their entirety. At the time of ordinary retirements, sales or other dispositions of property, TCI Greenville/Spartanburg charges the original cost and cost of removal of such property, net of any realized salvage value, to accumulated depreciation. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of a system becomes doubtful.

     Depreciation is computed using the double-declining balance method over the following estimated useful lives for Holdings and IPWT:

                                                                           YEARS
                                                                           -----
            Cable television plant.......................................   5-10
            Buildings and improvements...................................     10
            Furniture and fixtures.......................................    3-7
            Equipment and other..........................................   3-10

     Depreciation for TCI Greenville/Spartanburg is computed on a straight-line basis using estimated useful lives of 3 to 15 years for cable distribution systems and 3 to 40 years for buildings and support equipment.

  Intangible assets

     The Previously Affiliated Entities have franchise rights to operate cable television systems in various towns and political subdivisions. Holdings' and IPWT's franchise rights are being amortized on a straight-line basis over the lesser of the remaining lives of the franchises or the base ten-year term of the IP-V or IP partnership agreements. TCI Greenville/Spartanburg amortizes franchise rights on a straight-line basis over 40 years. Remaining franchise lives range from one to twenty-four years.

     Goodwill represents the excess of acquisition cost over the fair value of net tangible and franchise assets acquired and liabilities assumed for Holdings and IPWT and is being amortized on a straight-line basis over the ten-year term of IP-V and IP, respectively.

     Debt issue costs are being amortized over the terms of the related debt. Debt issue costs of $510 are stated net of accumulated amortization of $260 at December 31, 1995.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Previously Affiliated Entities evaluate the recover-

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

ability of the carrying value of intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized cost of these assets.

  Accounts payable and accrued liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                                      DECEMBER 31,
                                                                          1995
                                                                      ------------
            Accounts payable........................................    $    463
            Accrued program costs...................................         358
            Accrued franchise fees..................................       3,545
            Other accrued liabilities...............................       6,326
                                                                          ------
                                                                        $ 10,692
                                                                          ======

  Income taxes

     Holdings and TCI Greenville/Spartanburg account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of the pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Accordingly, all tax attributes generated by TCIC's operations (which include TCI Greenville/Spartanburg) after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

     For the period January 27, 1995 to December 31, 1995 and January 1, 1996 through July 30, 1996, TCI Greenville/Spartanburg was included in the consolidated federal income tax return of TCI. The income tax benefit for TCI Greenville/Spartanburg is based on those items in the consolidated calculation applicable to TCI Greenville/Spartanburg. For tax reporting purposes, the basis in the underlying assets of TCI Greenville/Spartanburg were carried over at their historical basis.

     No provision or benefit for income taxes is recorded for IPWT because, as a Partnership, the tax effects of IPWT's results of operations accrue to the partners. IPWT is registered with the Internal Revenue Service as a tax shelter under Internal Revenue Code Section 6111(b).

  Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Franchise rights................................................   $  578,445
        Goodwill and other intangible assets............................      104,260
                                                                             --------
                                                                              682,705
        Accumulated amortization........................................     (213,992)
                                                                             --------
                                                                           $  468,713
                                                                             ========

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Land............................................................    $  1,118
        Cable television plant..........................................     148,960
        Buildings and improvements......................................         866
        Furniture and fixtures..........................................       1,683
        Equipment and other.............................................      10,810
        Construction in progress........................................       4,140
                                                                            --------
                                                                             167,577
        Accumulated depreciation........................................     (64,909)
                                                                            --------
                                                                            $102,668
                                                                            ========

5. INVESTMENTS

     Holdings had a 49% limited partnership interest in InterMedia Partners II, L.P. ("IP-II"), an affiliated entity, which was accounted for under the equity method. Holding's original investment in IP-II was reduced to zero in 1992 as a result of its equity in the net loss of IP-II. Holdings received distributions from IP-II of $406 for the year ended December 31, 1995 which are included in interest and other income in the accompanying Consolidated Statements of Operations. No distributions were received from IP-II for the period from January 1, 1996 through July 30, 1996. On August 30, 1996, Holdings sold its interest in IP-II for cash resulting in a net gain of $2,859.

     Holdings has a 15% limited partner interest in AVR of Tennessee, L.P., doing business as Hyperion of Tennessee, which is accounted for under the cost method. Holdings contributed $360 to Hyperion of Tennessee during fiscal 1995. During the period from January 1, 1996 through July 30, 1996, Holdings did not make any contributions to Hyperion of Tennessee. On August 1, 1996, Holdings sold a portion of its limited partner interest in Hyperion of Tennessee which resulted in a gain of $286. Subsequent to the sale, Holdings retained a 0.01% limited partner interest in Hyperion of Tennessee. As of December 31, 1995, Holdings was committed to fund additional capital contributions to Hyperion of Tennessee of $755 and to make term loan advances to Hyperion of Tennessee. These future commitments were reduced in proportion to the reduction in Holding's limited partner interest as a result of the sale. The term loan advances are required to fund leasing arrangements for access to fiber optic distribution owned by the respective partners.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

6. NOTES RECEIVABLE

     Notes receivable were issued to Holdings in connection with previous sales of cable television systems. In June 1995, Holdings sold its only remaining note receivable including related accrued interest. At the time of the sale the note had a balance of $5,980 which included $411 of interest earned in 1995. The sale of the note resulted in a loss of $376 which is included in other expense.

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                          1995
                                                                      ------------
    HOLDINGS:
      Revolving credit note payable, $30,000 commitment, interest at
         LIBOR plus 1.5% payable quarterly, due February 28, 1997...    $ 25,000
      11 1/8% senior subordinated notes, interest payable
         semi-annually, due April 1, 1997...........................     271,400
      11 5/8% subordinated debentures, interest payable
         semi-annually, due April 1, 1999...........................      35,050
    IPWT:
      GECC revolving credit; $7,000 commitment; interest payable quarterly at prime plus 1% or LIBOR plus 2% per annum;
         matures June 30, 2001......................................       2,000
      GECC term loans payable; interest payable quarterly at 7% per annum on $27,000 and at prime plus 1% or LIBOR plus 2% per
         annum on $27,000; matures June 30, 2001....................      54,000
      Debt restructuring credit.....................................      23,769
                                                                         411,219
      Less current portion..........................................       4,043
                                                                        $407,176

     HOLDINGS

          RMGs bank revolving credit agreement provided $30,000 of available credit and bore interest either at the bank's reference rate plus 0.5% or at LIBOR plus 1.5% which was payable quarterly. At December 31, 1995, the interest rate on the revolving credit agreement was 7.5%. The revolving credit agreement required RMG to pay a commitment fee of 0.375% per year, payable quarterly, on the unused portion of available credit. The agreement contained various restrictive covenants on Holdings and RMG, including limitations on the payment of dividends.

          The 11 1/8% senior subordinated notes (the "Notes") and the 11 5/8% subordinated debentures (the "Debentures") were redeemable by RMG at a redemption price of 101.0% and 101.4%, respectively, of the principal amounts, together with accrued interest. The indentures with respect to the Notes and the Debentures contained restrictive covenants on Holdings and RMG including the limitations on dividends, additional debt and mergers and acquisitions.

          On July 30, 1996, ICP-IV made an intercompany loan to Holdings. The proceeds were used to repay all amounts due on RMG's outstanding existing debt.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

     IPWT

          On October 3, 1994, in connection with the sale of Robin-Tucson, IPWT restructured its subordinated loan payable to GECC. Under the terms of the restructuring, GECC reduced the face amount of the debt outstanding to $59,000. Because the total estimated future payments on the restructured debt exceeded the carrying amount of the debt at the time of restructuring, no gain was recognized on the debt restructuring and no adjustments were made to the carrying amount of IPWT's debt. The difference of $28,570 between the $59,000 refinanced and the amount of the note at the time of the restructuring was recorded as a debt restructuring credit. During the period from January 1, 1996 through July 30, 1996, a portion of future debt service payments was recorded as reductions of the remaining debt restructuring credit of $23,769 at December 31, 1995.

          At December 31, 1995, $56,000 was outstanding under the Amended and Restated Loan Agreement with GECC which provided for a revolving credit facility in the amount of $7,000 and term loans in the aggregate amount of $54,000. Borrowings under the revolving credit facility and the term loans generally bore interest either at the Prime rate plus 1% or LIBOR plus 2%; $27,000 of borrowings under the term loans bore interest at a fixed rate of 7%.

          Interest periods corresponding to interest rate options were generally specified as one, two, or three months for LIBOR loans. The loan agreement required quarterly interest payments, or more frequent interest payments if a shorter period was selected under the LIBOR option, and quarterly payments of .5% per annum on the unused commitment.

          The loan agreement provided for contingent interest payments generally at 11.11% of excess cash flow, as defined. Contingent interest payments were also required upon the sale of the West Tennessee system or the partnership interest in IPWT.

          The loan agreements contained non-financial covenants as well as various restrictive covenants.

          On July 30, 1996, all of IPWT's outstanding borrowings payable to GECC were assumed by ICP-IV. As a result, approximately $3,000 was accrued for contingent interest. ICP-IV subsequently settled all of the outstanding debt and recognized a gain on early extinguishment of debt representing the remaining debt restructuring credit balance as of July 30, 1996.

8. EQUITY

     The combined equity of the Previously Affiliated Entities of $10,150, at July 30, 1996, consists of the following components:

                                                            ADDITIONAL
                                                 COMMON       PAID-IN       ACCUMULATED
                   HOLDINGS:                     STOCK        CAPITAL         DEFICIT         TOTAL
-----------------------------------------------  ------     -----------     -----------     ---------
Balance at December 31, 1993...................   $100       $  10,498       $ (78,395)     $ (67,797)
Net loss.......................................                                (46,588)       (46,588)
                                                  ----        --------       ---------      ---------
Balance at December 31, 1994...................    100          10,498        (124,983)      (114,385)
Net loss.......................................                                (37,729)       (37,729)
                                                  ----        --------       ---------      ---------
Balance at December 31, 1995...................    100          10,498        (162,712)      (152,114)
Net loss.......................................                                (19,767)       (19,767)
                                                  ----        --------       ---------      ---------
Balance at July 30, 1996.......................   $100       $  10,498       $(182,479)      (171,881)
                                                  ====        ========       =========
                                                                                            ---------

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

                                                              GENERAL         LIMITED
                     IPWT:                                    PARTNER         PARTNER
-----------------------------------------------             -----------     -----------
Balance at December 31, 1993...................              $ (55,183)      $  (6,820)       (62,003)
Additional capital contributions...............                 17,844           5,006         22,850
Adjustment to reallocate losses in connection
  with the debt restructuring..................                  5,519          (5,519)
Net loss.......................................                (10,765)         (2,674)       (13,439)
                                                              --------       ---------      ---------
Balance at December 31, 1994...................                (42,585)        (10,007)       (52,592)
Net loss.......................................                 (2,293)           (569)        (2,862)
                                                              --------       ---------      ---------
Balance at December 31, 1995...................                (44,878)        (10,576)       (55,454)
Net loss.......................................                 (2,701)           (671)        (3,372)
                                                              --------       ---------      ---------
Balance at July 30, 1996.......................              $ (47,579)      $ (11,247)       (58,826)
                                                              ========       =========
                                                                                            ---------

                                                               TCIC         ACCUMULATED
          TCI GREENVILLE/SPARTANBURG:                       INVESTMENT        DEFICIT
-----------------------------------------------             -----------     -----------
Balance at January 27, 1995....................              $ 242,652       $                242,652
Increase in TCIC contribution..................                  6,484                          6,484
Net loss.......................................                                 (4,319)        (4,319)
                                                              --------       ---------      ---------
Balance at December 31, 1995...................              $ 249,136       $  (4,319)       244,817
Increase in TCIC contribution..................                  9,449                          9,449
Net loss.......................................                                (13,409)       (13,409)
                                                              --------       ---------      ---------
Balance at July 30, 1996.......................              $ 258,585       $ (17,728)       240,857
                                                              ========       =========
                                                                                            ---------
  Total combined equity at July 30, 1996.......                                             $  10,150
                                                                                            =========

     On May 26, 1995, Holdings' Board of Directors approved (i) an increase in the number of authorized shares of Holdings' common stock to 100,000,000 shares;
(ii) the issuance of up to 10,000,000 shares of Preferred Stock, par value of $.01 per share, the rights, preferences and privileges of which to be determined by the Board of Directors; and (iii) a 100,000 to 1 stock split in the form of a stock dividend. As a result of the above actions, all share data included above has been retroactively restated to give effect to these actions. At December 31, 1995, 10,000,000 shares of common stock were issued and outstanding and no preferred stock was issued or outstanding. In connection with the sale of Holdings to ICP-IV, Holdings' capital structure was reorganized (see Note 1).

9. CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Previously Affiliated Entities and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 (the "1992 Act"), the Telecommunications Act of 1996 (the "1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer service and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act will eliminate rate regulation on the expanded basic tier effective March 31, 1999.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

     Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and to require refunds received from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Previously Affiliated Entities' financial position or results of operations.

     Many aspects of regulation at the federal and local level are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Previously Affiliated Entities.

10. COMMITMENTS AND CONTINGENCIES

     The Previously Affiliated Entities are committed to provide cable television services under franchise agreements with remaining terms of up to twenty-four years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Previously Affiliated Entities have entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

     The Previously Affiliated Entities are subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Previously Affiliated Entities' financial condition or results of operations.

     The Previously Affiliated Entities have entered into pole rental agreements and lease certain of their facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

                1996................................................  $  600
                1997................................................     375
                1998................................................     143
                1999................................................     133
                2000................................................     125
                Thereafter..........................................     483
                                                                      ------
                                                                      $1,859
                                                                      ======

     Rent expense, including pole rental agreements, was $1,999 and $2,856 for the years ended December 31, 1994 and 1995, respectively, and $1,722 for the period from January 1, 1996 to July 30, 1996.

11. RELATED PARTY TRANSACTIONS

     IP-V managed the business of Holdings for an annual management fee paid in cash in equal monthly installments. The annual management fee was $465 for the year ended December 31, 1994. Effective July 1,

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

1995, the annual fee decreased to $200, resulting in fees of $333 for the full year of 1995 and $117 for the period from January 1, 1996 through July 30, 1996. Management fees payable of $40 are included in payable to affiliates at December 31, 1995.

     InterMedia Capital Management, a California limited partnership ("ICM"), is the general partner of IP. Beginning October 1994, ICM managed the business of IPWT for an annual fee of $482 of which 20% is deferred until each subsequent year in support of IPWT's long-term debt. The remaining 80% is paid in cash in equal monthly installments. Included in payable to affiliates at December 31, 1995 is $96, relating to the ICM annual fee.

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM and InterMedia Capital Management V, L.P., the general partners of IP-V. IMI has entered into agreements with Holdings and IPWT to provide accounting and administrative services at cost. During the years ended December 31, 1994 and 1995, administrative fees charged by IMI and paid in cash on a monthly basis were $2,566 and $3,009, respectively. During the period from January 1, 1996 to July 30, 1996, administrative fees changed by IMI and paid in cash on a monthly basis were $1,831. Included in receivables from affiliates are advances to IMI net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of Holdings and IPWT.

     IPWT payables to IP of $943 were outstanding at December 31, 1995 primarily related to professional fees incurred by IP on behalf of IPWT in connection with the acquisition of the West Tennessee cable television system in 1990. IP will be given a partnership interest in ICP-IV, as defined herein, in exchange for its investment in IPWT including its receivable of $943 (see note 1).

     TCI and certain subsidiaries provide certain corporate general and administrative services and are responsible for TCI Greenville/Spartanburg's operations. Costs related to these services were allocated on a per subscriber and gross revenue basis that is intended to approximate TCI's proportionate cost of providing such services. The amount presented in the combined statement of operations as management fees represents the allocated expenses from January 27, 1995 to December 31, 1995 and from January 1, 1996 to July 30, 1996. The amounts allocated by TCI are not necessarily representative of the costs that TCI Greenville/Spartanburg would have incurred as stand-alone systems.

     As affiliates of TCI, the Previously Affiliated Entities are able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than the Previously Affiliated Entities could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to the Previously Affiliated Entities, and such rates may not continue to be available in the future should TCI's ownership in the Previously Affiliated Entities significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Previously Affiliated Entities. TCI is also an owner of ICP-IV, therefore the transaction with ICP-IV is not expected to affect the programming fees charged to the Previously Affiliated Entities by the TCI affiliates. Programming fees charged by the TCI subsidiary for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 to July 30, 1996 amounted to $11,127, $19,545 and $14,638, respectively. Programming fees are paid to TCI in cash on a monthly basis. Payable to affiliates includes programming fees payable to the TCI subsidiary by Holdings and IPWT of $1,045 at December 31, 1995.

     TCI Greenville/Spartanburg's amount due to TCIC includes TCIC's funding of current operations, as well as its initial contribution of capital. Interest expense of $11,839 and $22,811 were allocated by TCIC for the period from January 27, 1995 to December 31, 1995 and the period from January 1, 1996 to July 30, 1996, respectively, based on actual interest costs incurred by TCIC and, therefore, does not necessarily reflect the interest expense that TCI Greenville/Spartanburg would have incurred on a stand alone basis. In addition,

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

certain of TCIC's debt is currently secured by the assets of certain of its subsidiaries including TCI Greenville/Spartanburg.

     Also see Note 15 -- Subsequent Event.

12. INCOME TAXES

     The benefit (expense) for income taxes consists of the following:

                                                FOR THE YEAR ENDED         PERIOD FROM
                                                   DECEMBER 31,          JANUARY 1, 1996
                                               ---------------------       TO JULY 30,
                                                1994          1995            1996
                                               -------       -------     ---------------
        Current state and local..........                    $   (12)
        Current intercompany tax
          allocation.....................                        (87)        $ 6,304
        Deferred intercompany tax
          allocation.....................                      2,021             643
        Deferred federal tax.............      $16,192        14,324           7,007
        Deferred state and local tax.....        2,828         1,256             536
                                                ------        ------          ------
                                               $19,020       $17,502         $14,490
                                                ======        ======          ======

     Deferred income taxes relate to temporary differences as follows:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Property and equipment..........................................    $ 13,876
        Intangible assets...............................................     125,762
        Other...........................................................         638
                                                                            --------
                                                                             140,276
                                                                            --------
        Loss carryforwards..............................................     (23,570)
        Other...........................................................      (1,545)
                                                                            --------
                                                                             (25,115)
                                                                            --------
                                                                            $115,161
                                                                            ========

     At December 31, 1995, Holdings had net operating loss carryforwards for federal income tax purposes aggregating $69,325 which expire through 2010. Holdings is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in the Holdings' ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in Holdings, management does not believe that the recapitalization of Holdings and the partial sale of the recapitalized equity to ICP-IV will impair Holdings' ability to utilize its net operating loss carryforwards.

     Holdings' management has not established a valuation allowance to reduce the deferred tax assets related to its unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of Holdings' net assets, management believes it is more likely than not that the deferred tax assets related to the unexpired net operating losses will be realized.

                         PREVIOUSLY AFFILIATED ENTITIES

                             (DOLLARS IN THOUSANDS)

     A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                         FOR THE YEAR ENDED        PERIOD FROM
                                                            DECEMBER 31,         JANUARY 1, 1996
                                                         -------------------       TO JULY 30,
                                                          1994        1995            1996
                                                         -------     -------     ---------------
Tax benefit at federal statutory rate..................  $22,963     $20,843         $16,377
State taxes, net of federal benefit....................    1,737       1,140             638
Goodwill amortization..................................   (3,222)     (2,914)         (1,634)
Tax reserves and other.................................   (2,458)     (1,567)           (891)
                                                         -------     -------
                                                         $19,020     $17,502         $14,490
                                                         =======     =======

13. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     During the years ended December 31, 1994 and 1995, the Previously Affiliated Entities paid interest of approximately $43,744 and $40,301, respectively. During the period from January 1, 1996 to July 30, 1996, the Previously Affiliated Entities paid interest of approximately $22,192.

14. EMPLOYEE BENEFIT PLAN

     Holdings and IPWT participate in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least one year of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. Matching contributions under such Plan are at the rate of 50% of the employee's contributions, up to a maximum of 3% of compensation.

15. SUBSEQUENT EVENT

     In February 1997, Leo J. Hindery, Jr., the managing general partner of InterMedia Capital Management IV ("ICM-IV") and various other affiliated InterMedia partnerships, was appointed President of TCI. As part of Mr. Hindery's transition, TCI is negotiating for the purchase of Mr. Hindery's interests in IMI, InterMedia Capital Management, a California limited partnership and the general partner of InterMedia ("ICM") and ICM-IV as well as various other affiliated InterMedia partnerships. Through ICM-IV and ICM, Mr. Hindery has managed IP, ICP-IV, IP-V and their subsidiaries as well as other affiliated InterMedia partnerships. Upon the completion of the transaction, Mr. Hindery will no longer hold a controlling interest in IMI, ICM-IV or any of the various InterMedia corporations or partnerships. The transition is expected to be completed in 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Robin Media Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder's deficit, and of cash flows present fairly, in all material respects, the financial position of Robin Media Holdings, Inc. and its subsidiary at December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 and the period from January 1, 1996 to July 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

     As described in Note 2, on July 30, 1996, the Company was recapitalized and a portion of the recapitalized equity was sold to InterMedia Capital Partners IV, L.P.

PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                           ROBIN MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                                      1995
                                                                                  ------------
ASSETS
Cash and cash equivalents.....................................................     $     1,832
Accounts receivable, net of allowance for doubtful accounts of $392...........           4,835
Receivable from affiliates....................................................             387
Prepaids......................................................................             373
Inventory.....................................................................           2,751
Other current assets..........................................................             223
                                                                                     ---------
          Total current assets................................................          10,401
Intangible assets, net........................................................         134,020
Property and equipment, net...................................................          53,864
Investments...................................................................             795
Other assets..................................................................           1,120
                                                                                     ---------
          Total assets........................................................     $   200,200
                                                                                     =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Accounts payable and accrued liabilities......................................     $     5,817
Deferred revenue..............................................................           3,114
Payable to affiliates.........................................................             968
Accrued interest..............................................................           9,043
                                                                                     ---------
          Total current liabilities...........................................          18,942
Long-term debt................................................................         331,450
Deferred income taxes.........................................................           1,922
                                                                                     ---------
          Total liabilities...................................................         352,314
                                                                                     ---------
Commitments and contingencies
Shareholder's deficit:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
  Common stock, $.01 par value; 100,000,000 shares authorized, 10,000,000
     shares issued and outstanding............................................             100
  Additional paid-in capital..................................................          10,498
  Accumulated deficit.........................................................        (162,712)
                                                                                     ---------
                                                                                      (152,114)
                                                                                     ---------
          Total liabilities and shareholder's deficit.........................     $   200,200
                                                                                     =========

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                        PERIOD
                                                                                         FROM
                                                              FOR THE YEAR ENDED       JANUARY
                                                                 DECEMBER 31,          1, 1996
                                                             ---------------------     TO JULY
                                                               1994         1995       30, 1996
                                                             --------     --------     --------
Basic and cable services.................................    $ 42,910     $ 49,325     $ 31,427
Pay services.............................................      10,036       11,438        6,640
Other services...........................................       6,347        6,050        3,703
                                                             --------     --------     --------
                                                               59,293       66,813       41,770
                                                             --------     --------     --------
Program fees.............................................      10,667       12,620        8,231
Other direct expenses....................................       7,887        8,358        5,267
Depreciation and amortization............................      57,562       47,514       24,854
Selling, general and administrative expenses.............      12,623       14,904        8,871
Management and consulting fees...........................         465          333          117
                                                             --------     --------     --------
                                                               89,204       83,729       47,340
                                                             --------     --------     --------
Loss from operations.....................................     (29,911)     (16,916)      (5,570)
                                                             --------     --------     --------
Other income (expense):
  Interest and other income..............................       1,386        1,090          176
  Gain (loss) on disposal of fixed assets................      (1,344)         (73)         (14)
  Interest expense.......................................     (35,545)     (36,462)     (21,642)
  Other expense..........................................        (194)        (644)        (163)
                                                             --------     --------     --------
                                                              (35,697)     (36,089)     (21,643)
                                                             --------     --------     --------
Loss before income tax benefit...........................     (65,608)     (53,005)     (27,213)
Income tax benefit.......................................      19,020       15,276        7,446
                                                             --------     --------     --------
Net loss.................................................    $(46,588)    $(37,729)    $(19,767)
                                                             ========     ========     ========

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONAL
                                                 COMMON      PAID-IN       ACCUMULATED
                                                 STOCK       CAPITAL         DEFICIT         TOTAL
                                                 ------     ----------     -----------     ---------
Balance at December 31, 1993...................   $100       $ 10,498       $ (78,395)     $ (67,797)
Net loss.......................................                               (46,588)       (46,588)
                                                  ----        -------       ---------      ---------
Balance at December 31, 1994...................    100         10,498        (124,983)      (114,385)
Net loss.......................................                               (37,729)       (37,729)
                                                  ----        -------       ---------      ---------
Balance at December 31, 1995...................    100         10,498        (162,712)      (152,114)
Net loss.......................................                               (19,767)       (19,767)
                                                  ----        -------       ---------      ---------
Balance at July 30, 1996.......................   $100       $ 10,498       $(182,479)     $(171,881)
                                                  ====        =======       =========      =========

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                FOR THE YEAR ENDED    JANUARY 1,
                                                                   DECEMBER 31,         1996 TO
                                                                -------------------    JULY 30,
                                                                  1994       1995        1996
                                                                --------   --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................  $(46,588)  $(37,729)   $ (19,767)
  Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization............................    57,674     47,614       24,919
     Loss on sale of note receivable..........................                  376
     Loss (gain) on disposal of fixed assets..................     1,344         73
     Deferred income taxes....................................   (19,020)   (15,276)      (7,344)
     Changes in assets and liabilities:
       Accounts receivable....................................       129       (584)        (452)
       Receivable from affiliates.............................      (345)        33          (67)
       Interest receivable....................................      (726)     2,569
       Prepaids...............................................        11        (57)         (57)
       Inventory..............................................      (204)    (1,246)      (2,279)
       Other current assets...................................       194       (130)        (197)
       Accounts payable and accrued liabilities...............       126      1,487          (38)
       Deferred revenue.......................................       161        158           71
       Payable to affiliates..................................       334         40          143
       Accrued interest                                               38        397        3,023
                                                                --------   --------     --------
Cash flows from operating activities..........................    (6,872)    (2,275)      (2,045)
                                                                --------   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................   (11,156)   (11,877)     (13,146)
  Investments.................................................      (435)      (360)
  Collections of and proceeds from sale of notes receivable...    17,764      2,624
  Other assets and intangibles................................       (47)      (621)        (149)
                                                                --------   --------     --------
Cash flows from investing activities..........................     6,126    (10,234)     (13,295)
                                                                --------   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Activity on revolving credit note payable...................               12,000
  Note payable to affiliate...................................                            15,000
  Debt issue costs............................................                  (11)
                                                                --------   --------     --------
Cash flows from financing activities..........................               11,989       15,000
                                                                --------   --------     --------
Net change in cash and cash equivalents.......................      (746)      (520)        (340)
Cash and cash equivalents, beginning of period................     3,098      2,352        1,832
                                                                --------   --------     --------
Cash and cash equivalents, end of period......................  $  2,352   $  1,832    $   1,492
                                                                ========   ========     ========

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  THE COMPANY AND BASIS OF PRESENTATION

     Robin Media Holdings, Inc., a Nevada corporation (the "Company"), was organized on August 27, 1991. On April 30, 1992, the Company commenced operations with the acquisition of all the outstanding common stock of Robin Media Group, Inc. ("RMG") from Jack Kent Cooke Incorporated. Prior to the sale of the Company on July 30, 1996 (see note 2), the Company was wholly owned by InterMedia Partners V, L.P. ("IP-V"), a California limited partnership. The Company's only asset is its investment in RMG. Therefore, the Company's consolidated balance sheets for all periods presented reflect only RMG's assets and liabilities and its consolidated statements of operations reflect only the results of RMG's operations. RMG owns and operates cable television systems in Tennessee and Georgia.

     The Company's acquisition of RMG was structured as a leveraged transaction and a significant portion of the assets acquired are intangible assets which are being amortized on a straight-line basis over one to ten years. Therefore, as was planned, the Company has incurred substantial book losses which have resulted in a net shareholder's deficit.

2.  CHANGES IN OWNERSHIP

     On July 30, 1996, IP-V sold a majority of the voting interests in RMH to InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV"). ICP-IV is an affiliated entity formed for the purpose of acquiring cable television systems and consolidating various cable television systems owned by other affiliated entities.

     In connection with the sale, RMH's capital structure was reorganized to provide for three classes of capital stock. As part of the recapitalization, a wholly owned subsidiary of TeleCommunications, Inc. ("TCI") converted its outstanding loan to IP-V into a partnership interest and the IP-V partnership was dissolved. Additionally, ICP-IV provided RMH with an intercompany loan in an amount sufficient to repay all principal and interest on the Company's outstanding debt. Upon funding on July 30, 1996 of the intercompany loan, the Company repaid all amounts due on its outstanding debt.

     On July 31, 1996, RMH merged with and into RMG, with RMG as the surviving corporation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RMG. All intercompany accounts and transactions have been eliminated.

  Cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Revenue recognition

     Cable television service revenue is recognized in the period in which services are provided to customers. Deferred revenue represents revenue billed in advance and deferred until cable service is provided.

  Inventory

     Inventory consists primarily of supplies and is stated at the lower of cost or market determined by the first-in, first-out method.

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

  Property and equipment

     Additions to property and equipment, including new customer installations, are recorded at cost. Self-constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Gains and losses from disposals and retirements are included in earnings. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful.

     Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                                       YEARS
                                                                       -----
                Cable television plant...............................   5-10
                Buildings and improvements...........................     10
                Furniture and fixtures...............................    3-7
                Equipment and other..................................   3-10

  Intangible assets

     RMG has franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized on a straight-line basis over the lesser of the remaining lives of the franchises or the base ten-year term of IP-V which expires on December 31, 2002. Remaining franchise lives range from one to seventeen years.

     Goodwill represents the excess of acquisition cost over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight-line basis over the ten-year term of IP-V.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Company evaluates the recoverability of the carrying value of its intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized cost of these assets.

     Debt issue costs are being amortized over the term of the related debt (see
Note 8). Debt issue costs of $358 are stated net of accumulated amortization of $231 at December 31, 1995.

  Accounts payable and accrued liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Accounts payable..............................................       $  179
        Accrued program costs.........................................          315
        Accrued franchise fees........................................        1,615
        Other accrued liabilities.....................................        3,708
                                                                             ------
                                                                             $5,817
                                                                             ======

  Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Long-lived assets and long-lived assets to be disposed of

     RMH has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." RMH reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been recognized by RMH.

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Franchise rights................................................   $  202,573
        Goodwill........................................................       92,978
        Other...........................................................          370
                                                                          ------------
                                                                              295,921
        Accumulated amortization........................................     (161,901)
                                                                          ------------
                                                                           $  134,020
                                                                           ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Land............................................................    $    407
        Cable television plant..........................................      81,667
        Buildings and improvements......................................         659
        Furniture and fixtures..........................................       1,391
        Equipment and other.............................................       5,251
        Construction in progress........................................       4,035
                                                                           ---------
                                                                              93,410
        Accumulated depreciation........................................     (39,546)
                                                                           ---------
                                                                            $ 53,864
                                                                           =========

6. INVESTMENTS

     RMG had a 49% limited partnership interest in InterMedia Partners II, L.P. ("IP-II"), an affiliated entity, which was accounted for under the equity method. RMG's original investment in IP-II was reduced to zero in 1992 as a result of its equity in the net loss of IP-II. The Company received distributions from IP-II of $406 for the year ended December 31, 1995 which are included in interest and other income in the accompanying Consolidated Statements of Operations. No distributions were received from IP-II for the period from January 1, 1996 through July 30, 1996. On August 30, 1996, the Company sold its investment in IP-II for cash resulting in a net gain of $2,859.

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

     RMG has a 15% limited partner interest in AVR of Tennessee, L.P., doing business as Hyperion of Tennessee, which is accounted for under the cost method. RMG contributed $360 to Hyperion of Tennessee during fiscal 1995. During the period from January 1, 1996 through July 30, 1996, the Company did not make any contributions to Hyperion of Tennessee. On August 1, 1996, the Company sold a portion of its limited partner interest in Hyperion of Tennessee which resulted in a gain of $286. Subsequent to the sale, the Company retained a 0.01% limited partner interest in Hyperion of Tennessee. As of December 31, 1995, the Company was committed to fund additional capital contributions to Hyperion of Tennessee of $755 and to make term loan advances to Hyperion of Tennessee. These future commitments were reduced in proportion to the reduction in the Company's limited partner interest as a result of the sale. The term loan advances are required to fund leasing arrangements for access to fiber optic distribution owned by the respective partners.

7. NOTES RECEIVABLE

     Notes receivable were issued to RMG in connection with previous sales of cable television systems. In June 1995, RMG sold its only remaining note receivable including related accrued interest. At the time of the sale the note had a balance of $5,980 which included $411 of interest earned in 1995. The sale of the note resulted in a loss of $376 which is included in other expense.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Revolving credit note payable, $30,000 commitment,
          interest at LIBOR plus 1.5% payable quarterly,
          due February 28, 1997.......................................      $ 25,000
        11 1/8% senior subordinated notes, interest payable
          semi-annually, due April 1, 1997............................       271,400
        11 5/8% subordinated debentures, interest payable
          semi-annually, due April 1, 1999............................        35,050
                                                                            --------
                                                                            $331,450
                                                                            ========

     RMG's bank revolving credit agreement provides $30,000 of available credit and bore interest either at the bank's reference rate plus 0.5% or at LIBOR plus 1.5% which was payable quarterly. At December 31, 1995, the interest rate on the revolving credit agreement was 7.5%. The revolving credit agreement required RMG to pay a commitment fee of 0.375% per year, payable quarterly, on the unused portion of available credit. The agreement contained various restrictive covenants on the Company and RMG, including limitations on the payment of dividends.

     The 11 1/8% senior subordinated notes (the "Notes") and the 11 5/8% subordinated debentures (the "Debentures") were redeemable by RMG at a redemption price of 101.0% and 101.4%, respectively, of the principal amounts, together with accrued interest. The indentures with respect to the Notes and the Debentures contained restrictive covenants on RMG including limitations on dividends, additional debt and mergers and acquisitions.

     On July 30, 1996, ICP-IV made an intercompany loan to the Company. The proceeds were used to repay all amounts due on the Company's outstanding debt.

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

9. COMMON STOCK

     On May 26, 1995, the Company's Board of Directors approved (i) an increase in the number of authorized shares of the Company's common stock to 100,000,000 shares; (ii) the issuance of up to 10,000,000 shares of Preferred Stock, par value of $.01 per share, the rights, preferences and privileges of which are to be determined by the Board of Directors; and (iii) a 100,000 to 1 stock split in the form of a stock dividend. As a result of the above actions, all share and per share data included in the consolidated financial statements has been retroactively restated to give effect to these actions.

     In connection with the sale of the Company to ICP-IV, the Company's capital structure was reorganized (see Note 2).

10. CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect RMG and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 ("the 1992 Act"), the Telecommunications Act of 1996 ("the 1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer service and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act will eliminate rate regulation on the expanded basic tier effective March 31, 1999.

     Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Company's financial position or results of operations.

     Many aspects of regulation at the federal and local level are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Company.

11. COMMITMENTS AND CONTINGENCIES

     RMG is committed to provide cable television services under franchise agreements with remaining terms of up to sixteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. RMG has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

     The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial condition or results of operations.

     RMG has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

                1996................................................  $  537
                1997................................................     334
                1998................................................     118
                1999................................................     114
                2000................................................     110
                Thereafter..........................................     458
                                                                      ------
                                                                      $1,671
                                                                      ======

     Rent expense, including pole rental agreements, was $1,612 and $1,821 for the years ended December 31, 1994 and 1995 respectively, and $1,089 for the period from January 1, 1996 to July 30, 1996.

12. RELATED PARTY TRANSACTIONS

     IP-V managed the business of RMG for an annual management fee paid in cash in equal monthly installments. During 1994, the annual management fee was $465. Effective July 1, 1995, the annual fee decreased to $200, resulting in fees of $333 for the full year of 1995 and $117 for the period from January 1, 1996 to July 30, 1996. Management fees payable of $40 are included in payable to affiliates at December 31, 1995.

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of InterMedia Capital Management V, L.P., the general partner of IP-V. IMI has entered into an agreement with RMG to provide accounting and administrative services at cost. During the years ended December 31, 1994 and 1995, administrative fees charged by IMI and paid in cash on a monthly basis were $2,000 and $2,385, respectively. During the period from January 1, 1996 to July 30, 1996, administrative fees charged by IMI and paid in cash on a monthly basis were $1,463. Receivables from affiliates represent advances to IMI net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of RMG.

     As an affiliate of TCI, RMG is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than RMG could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to RMG, and such rates may not continue to be available in the future should TCI's ownership in RMG significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to RMG. Because TCI is also an owner of ICP-IV, the sale of a majority of the voting interests of the Company to ICP-IV is not expected to affect the favorable rates available to the Company through its relationship with TCI. Programming fees charged by the TCI subsidiary for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 to July 30, 1996 amounted to $8,977, $10,206, and $6,560, respectively. Programming fees are paid to the TCI subsidiary in cash on a monthly basis. Payable to affiliates includes programming fees payable to the TCI subsidiary of $836 at December 31, 1995.

     Also see Note 16 -- Subsequent Events.

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

13. INCOME TAXES

     The benefit for income taxes consists of the following:

                                                                             PERIOD FROM
                                                                          JANUARY 1, 1996 TO
                                                   1994        1995         JULY 30, 1996
                                                  -------     -------     ------------------
        Deferred federal tax benefit............  $16,192     $14,324          $  7,007
        Deferred state tax benefit..............    2,828         952               439
                                                  -------     -------           -------
                                                  $19,020     $15,276          $  7,446
                                                  =======     =======           =======

     Deferred income taxes relate to temporary differences as follows:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Property and equipment........................................      $ 10,461
        Intangible assets.............................................        16,412
                                                                              26,873
        Loss carryforwards............................................       (23,570)
        Other.........................................................        (1,381)
                                                                             (24,951)
                                                                            $  1,922

     At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes aggregating $69,325 which expire through 2010. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in the Company, management does not believe that the recapitalization of the Company and the partial sale of the recapitalized equity to ICP-IV will impair the Company's ability to utilize its net operating loss carryforwards.

     The Company's management has not established a valuation allowance to reduce the deferred tax assets related to its unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of the Company's net assets, management believes it is more likely than not that the deferred tax assets related to the unexpired net operating losses will be realized.

     A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                  FOR THE YEAR ENDED         PERIOD FROM
                                                  -------------------     JANUARY 1, 1996 TO
                                                   1994        1995         JULY 30, 1996
                                                  -------     -------     ------------------
        Tax benefit at federal statutory
          rate................................    $22,963     $18,552          $  9,218
        State taxes, net of federal benefit...      1,737         950               575
        Goodwill amortization.................     (3,222)     (2,914)           (1,634)
        Tax reserves and other................     (2,458)     (1,312)             (713)
                                                  -------     -------           -------
                                                  $19,020     $15,276          $  7,446
                                                  =======     =======           =======

                           ROBIN MEDIA HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

14. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the years ended December 31, 1994 and 1995, the Company paid interest of approximately $35,395 and $35,965, respectively. During the period from January 1, 1996 to July 30, 1996, the Company paid interest of approximately $19,064.

15. EMPLOYEE BENEFIT PLAN

     The Company participates in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least one year of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Company's matching contributions under the Plan are at the rate of 50% of the employee's contributions, up to a maximum of 3% of compensation.

16. SUBSEQUENT EVENTS

     In February 1997, Leo J. Hindery, Jr., the managing general partner of InterMedia Capital Management IV ("ICM-IV") and various other affiliated InterMedia partnerships, was appointed President of TCI. As part of Mr. Hindery's transition, TCI is negotiating for the purchase of Mr. Hindery's interests in IMI, InterMedia Capital Management, a California limited partnership and general partner of InterMedia ("ICM") and ICM-IV as well as various other affiliated InterMedia partnerships. Through ICM-IV and ICM-V, Mr. Hindery has managed ICP-IV, IP-V and their subsidiaries as well as other affiliated InterMedia partnerships. Upon the completion of the transaction, Mr. Hindery will no longer hold a controlling interest in any of the various InterMedia corporations or partnerships. The transition is expected to be completed in 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of InterMedia Partners
of West Tennessee, L.P.

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of InterMedia Partners of West Tennessee, L.P., (the "Partnership") at December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 and the period from January 1, 1996 to July 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

     As described in Note 1, on July 30, 1996 the Partnership was contributed to InterMedia Capital Partners IV, L.P.

PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                                    1995
                                                                                ------------
ASSETS
Cash and cash equivalents.....................................................    $  1,115
Accounts receivable, net of allowance for doubtful accounts of $33............         924
Receivable from affiliates....................................................          24
Prepaids......................................................................          18
Inventory.....................................................................         189
                                                                                  --------
          Total current assets................................................       2,270
Intangible assets, net........................................................      14,930
Property and equipment, net...................................................      11,344
Other assets..................................................................          46
                                                                                  --------
          Total assets........................................................    $ 28,590
                                                                                  ========
LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt.............................................    $  4,043
Accounts payable and accrued liabilities......................................       1,119
Deferred revenue..............................................................         849
Payable to affiliates.........................................................       1,264
Accrued interest..............................................................       1,043
                                                                                  --------
          Total current liabilities...........................................       8,318
Long-term debt................................................................      75,726
                                                                                  --------
          Total liabilities...................................................      84,044
                                                                                  --------
Commitments and contingencies
PARTNERS' CAPITAL
General partner...............................................................     (44,878)
Limited partner...............................................................     (10,576)
                                                                                  --------
Total partners' capital.......................................................     (55,454)
                                                                                  --------
          Total liabilities and partners' capital.............................    $ 28,590
                                                                                  ========

              See accompanying notes to the financial statements.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                        PERIOD
                                                                                         FROM
                                                                                        JANUARY
                                                                FOR THE YEAR ENDED      1, 1996
                                                                   DECEMBER 31,         TO JULY
                                                               --------------------       30,
                                                                 1994        1995        1996
                                                               --------     -------     -------
Basic and cable services...................................    $  9,919     $10,830     $ 6,783
Pay services...............................................       2,007       2,263       1,289
Other services.............................................       1,830       1,851       1,008
                                                               --------     -------      ------
                                                                 13,756      14,944       9,080
                                                               --------     -------      ------
Program fees...............................................       2,522       2,980       1,896
Other direct expenses......................................       1,936       1,897       1,199
Depreciation and amortization..............................      10,654       8,501       3,947
Selling, general and administrative expenses...............       3,229       3,504       2,110
Management and consulting fees.............................         120         482         281
                                                               --------     -------      ------
                                                                 18,461      17,364       9,433
                                                               --------     -------      ------
Loss from operations.......................................      (4,705)     (2,420)       (353)
                                                               --------     -------      ------
Other income (expense):
  Interest and other income................................                                  33
  Gain (loss) on disposal of fixed assets..................         (57)         10
  Interest expense.........................................      (8,733)       (534)     (3,092)
  Other income.............................................          56          82          40
                                                               --------     -------      ------
                                                                 (8,734)       (442)     (3,019)
                                                               --------     -------      ------
Net loss...................................................    $(13,439)    $(2,862)    $(3,372)
                                                               ========     =======      ======
Net loss allocation
  General partner..........................................    $(10,765)    $(2,293)    $(2,701)
  Limited partner..........................................      (2,674)       (569)       (671)
                                                               --------     -------      ------
                                                               $(13,439)    $(2,862)    $(3,372)
                                                               ========     =======      ======

              See accompanying notes to the financial statements.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                             GENERAL      LIMITED
                                                             PARTNER      PARTNER       TOTAL
                                                             --------     --------     --------
Balance at December 31, 1993...............................  $(55,183)    $ (6,820)    $(62,003)
Additional capital contributions...........................    17,844        5,006       22,850
Adjustment to reallocate losses in connection
  with the debt restructuring (see Note 5).................     5,519       (5,519)
Net loss...................................................   (10,765)      (2,674)     (13,439)
                                                             --------     --------     --------
Balance at December 31, 1994...............................   (42,585)     (10,007)     (52,592)
Net loss...................................................    (2,293)        (569)      (2,862)
                                                             --------     --------     --------
Balance at December 31, 1995...............................   (44,878)     (10,576)     (55,454)
Net loss...................................................    (2,701)        (671)      (3,372)
                                                             --------     --------     --------
Balance at July 30, 1996...................................  $(47,579)    $(11,247)    $(58,826)
                                                             ========     ========     ========

              See accompanying notes to the financial statements.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          PERIOD
                                                                                           FROM
                                                                FOR THE YEAR ENDED      JANUARY 1,
                                                                   DECEMBER 31,          1996 TO
                                                               --------------------      JULY 30,
                                                                 1994        1995          1996
                                                               --------     -------     ----------
Cash flows from operating activities:
  Net loss.................................................    $(13,439)    $(2,862)     $ (3,372)
  Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization.........................      10,970       8,525         3,960
     Loss (gain) on disposal of fixed assets...............          57         (10)
     Changes in assets and liabilities:
       Accounts receivable.................................        (584)        400           113
       Receivable from affiliates..........................       8,493          39           (57)
       Prepaids............................................          (4)         18           (37)
       Inventory...........................................         (12)         25           (11)
       Other assets........................................         (17)         (2)           --
       Accounts payable and accrued liabilities............         (10)        (13)          997
       Deferred revenue....................................          41           5            27
       Payable to affiliates...............................       1,197        (349)         (977)
       Accrued interest and debt restructuring credit......          68      (3,826)          (37)
                                                               --------     --------      -------
Cash flows from operating activities.......................       6,760       1,950           606
                                                               --------     --------      -------
Cash flows from investing activities:
  Purchases of property and equipment......................      (1,276)     (1,370)         (787)
  Proceeds from sale of property and equipment.............                      44
  Other assets.............................................          21
                                                               --------     --------      -------
Cash flows from investing activities.......................      (1,255)     (1,326)         (787)
                                                               --------     --------      -------
Cash flows from financing activities:
  Activity on revolving credit note payable................      (2,600)       (400)         (200)
  Debt issue costs.........................................        (161)         (7)
  Repayment on long-term debt..............................     (22,073)
  Capital contributions....................................      20,050
                                                               --------     --------      -------
Cash flows from financing activities.......................      (4,784)       (407)         (200)
                                                               --------     --------      -------
Net change in cash and cash equivalents....................         721         217          (381)
Cash and cash equivalents, beginning of period.............         177         898         1,115
                                                               --------     --------      -------
Cash and cash equivalents, end of period...................    $    898     $ 1,115      $    734
                                                               ========     ========      =======

              See accompanying notes to the financial statements.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. THE COMPANY AND BASIS OF PRESENTATION

     InterMedia Partners of West Tennessee, L.P. (the "Partnership"), a California limited partnership, was formed on April 11, 1990 for the purpose of investing in and operating cable television properties. The Company owns and operates cable television properties located in Tennessee.

     Under the terms of the original partnership agreement, InterMedia Partners, a California limited partnership ("IP"), was the sole general partner, owning an 89% interest in the Partnership. The limited partners were IP and Robin Cable Systems of Tucson, an Arizona limited partnership ("Robin-Tucson"), holding interests in the Partnership of 10% and 1%, respectively.

     On September 11, 1990 the Partnership acquired the Western Tennessee properties of U.S. Cable Partners, LP and its affiliates. Funding for this acquisition was provided by General Electric Capital Corporation ("GECC") in the form of a senior subordinated loan.

     On October 3, 1994, IP sold its interest in Robin-Tucson to an affiliate of Tele-Communications, Inc. ("TCI"). IP contributed additional capital of $20,050 from the net sales proceeds and the Partnership repaid $30,375 of the senior subordinated loan to GECC including accrued interest. Under an Amended and Restated Agreement of Limited Partnership entered into on October 3, 1994, GECC converted $2,800 of its loan into a limited partnership interest in the Partnership, and restructured the remaining balance of the loan (see Note 5). Under the revised partnership agreement IP had an 80.1% general partner and 9.9% limited partner interest, and GECC had a 10% limited partner interest. Losses incurred prior to October 3, 1994 were reallocated between the general and limited partners based upon the change in ownership percentage resulting from the restructuring.

     The Partnership's acquisition of the West Tennessee cable television properties was structured as a leveraged transaction and a significant portion of the assets acquired were intangible assets which are being amortized over one to ten years. Therefore, as was planned, the Partnership has incurred substantial book losses, resulting in negative partners' capital.

     On July 30, 1996, IP and GECC contributed their partner interests in the Partnership to InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV") in exchange for cash and limited partner interests. ICP-IV is an affiliated entity formed for the purpose of acquiring cable television systems and consolidating various cable television systems owned by other affiliated entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Revenue recognition

     Cable television service revenue is recognized in the period in which services are provided to customers. Deferred revenue represents revenue billed in advance and deferred until cable service is provided.

  Inventory

     Inventory consists primarily of supplies and is stated at the lower of cost or market determined by the first-in, first-out method.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

  Property and equipment

     Additions to property and equipment, including new customer installations, are recorded at cost. Self-constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Gains and losses from disposals and retirements are included in earnings. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful.

     Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                                        YEARS
                                                                        -----
                Cable television plant................................  5-10
                Buildings and improvements............................    10
                Furniture and fixtures................................   3-7
                Equipment and other...................................  3-10

  Intangible assets

     The Partnership has franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized on a straight-line basis over the lesser of the remaining lives of the franchises or the base ten-year term of the IP partnership agreement which expires in July 1998. Remaining franchise lives range from one to nineteen years.

     Goodwill represents the excess of acquisition cost over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight-line basis over the ten-year term of IP.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Partnership evaluates the recoverability of the carrying value of its intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized cost of these assets.

     Debt issue costs are being amortized over the terms of the related debt. Debt issue costs of $152 are stated net of accumulated amortization of $29 at December 31, 1995.

  Long-lived assets and long-lived assets to be disposed of

     The Partnership has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Partnership reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been recognized by the Partnership.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

  Accounts payable and accrued liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Accounts payable..............................................       $   14
        Accrued program costs.........................................           43
        Accrued franchise fees........................................          208
        Other accrued liabilities.....................................          854
                                                                             ------
                                                                             $1,119
                                                                             ======

  Income taxes

     No provision or benefit for income taxes is reported in the accompanying financial statements because, as a partnership, the tax effects of the Partnership's results of operations accrue to the partners. The Partnership is registered with the Internal Revenue Service as a tax shelter under Internal Revenue Code Section 6111(b).

  Allocation of profits and losses

     In accordance with the terms of the Partnership's partnership agreement, profits and losses generally were allocated proportionately with each partner's percentage interest in the Partnership. The percentage interest of the general partner is 80.1%, and that of the limited partners is 19.9%.

  Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Franchise rights..............................................      $ 48,610
        Goodwill and other assets.....................................        10,912
                                                                            --------
                                                                              59,522
        Accumulated amortization......................................       (44,592)
                                                                            --------
                                                                            $ 14,930
                                                                            ========

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
        Land..........................................................      $    138
        Cable television plant........................................        28,742
        Buildings and improvements....................................           207
        Furniture and fixtures........................................           292
        Equipment and other...........................................         1,971
        Construction in progress......................................           105
                                                                          ------------
                                                                              31,455
        Accumulated depreciation......................................       (20,111)
                                                                          ------------
                                                                            $ 11,344
                                                                          ==========

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
GECC revolving credit; $7,000 commitment; interest payable quarterly at prime
  plus 1% or LIBOR plus 2% per annum; matures June 30, 2001...................      $  2,000
GECC term loan payable; interest payable quarterly at 7% per annum on $27,000 and at prime plus 1% or LIBOR plus 2% per annum on $27,000; matures June 30,
  2001........................................................................        54,000
Debt restructuring credit.....................................................        23,769
                                                                                    --------
Total debt and debt restructuring credit......................................        79,769
                                                                                    --------
Less current portion..........................................................         4,043
                                                                                    $ 75,726
                                                                                    ========

     On October 3, 1994, in connection with the sale of Robin-Tucson, the Partnership restructured its subordinated loan payable to GECC. Under the terms of the restructuring, GECC reduced the face amount of the debt outstanding to $59,000. Because the total estimated future payments on the restructured debt exceeded the carrying amount of the debt at the time of restructuring, no gain was recognized on the debt restructuring and no adjustments were made to the carrying amount of the Partnership's debt. The difference of $28,570 between the $59,000 refinanced and the amount of the note at the time of the restructuring was recorded as a debt restructuring credit. During the period from January 1, 1996 through July 30, 1996, a portion of the future debt service payments was recorded as reductions of the remaining debt restructuring credit of $23,769 at December 31, 1995.

     At December 31, 1995, $56,000 was outstanding under the Amended and Restated Loan Agreement with GECC which provided for a revolving credit facility in the amount of $7,000 and term loans in the aggregate amount of $54,000. Borrowings under the revolving credit facility and the term loans generally bore interest either at the Prime rate plus 1% or LIBOR plus 2%; $27,000 of the borrowings under the term loans bore interest at a fixed rate of 7%.

     Interest periods corresponding to interest rate options were generally specified as one, two, or three months for LIBOR loans. The loan agreement required quarterly interest payments, or more frequent interest

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

payments if a shorter period was selected under the LIBOR option, and quarterly payments of .5% per annum on the unused commitment.

     The loan agreement provided for contingent interest payments generally at 11.11% of excess cash flow, as defined. Contingent interest payments were also required upon the sale of the West Tennessee system or the partnership interest in the Partnership.

     The loan agreements contained non-financial covenants as well as various restrictive covenants.

     On July 30, 1996, all of the Partnership's outstanding borrowings payable to GECC were assumed by ICP-IV. As a result, approximately $3,000 was accrued for contingent interest. ICP-IV subsequently settled all of the outstanding debt and recognized a gain on early extinguishment of debt representing the remaining debt restructuring credit balance as of July 30, 1996.

6. CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 ("the 1992 Act"), the Telecommunications Act of 1996 ("the 1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer service and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act will eliminate rate regulation on the expanded basic tier effective March 31, 1999.

     Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. No complaints have been filed with the FCC on rates for expanded basic services and local franchise authorities have not challenged existing and prior rates. Complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996. Management believes, however, that the effect, if any, of such complaints and challenges will not be material to the Partnership's financial position or results of operations.

     Many aspects of regulation at the federal and local level are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Partnership.

7. COMMITMENTS AND CONTINGENCIES

     The Partnership is committed to provide cable television services under franchise agreements with remaining terms of up to twenty-three years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Partnership has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

     The Partnership is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Partnership's financial condition or results of operations.

     The Partnership has entered into pole rental agreements and leases certain of its facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

            1996..........................................................  $ 63
            1997..........................................................    41
            1998..........................................................    25
            1999..........................................................    19
            2000..........................................................    15
            Thereafter....................................................    25
                                                                            ----
                                                                            $188
                                                                            ====

     Rent expense, including pole rental agreements, was $387 and $525 for the years ended December 31, 1994 and 1995, respectively, and $279 for the period from January 1, 1996 to July 30, 1996.

8. RELATED PARTY TRANSACTIONS

     InterMedia Capital Management, a California limited partnership ("ICM"), is the general partner of IP. Beginning October 1994, ICM managed the business of the Partnership for an annual fee of $482 of which 20% is deferred until each subsequent year in support of the Partnership's long-term debt. The remaining 80% is paid in cash in equal monthly installments. Included in payable to affiliates at December 31, 1995 is $96 relating to the ICM annual fee.

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM. IMI has entered into an agreement with the Partnership to provide accounting and administrative services at cost. During the years ended 1994 and 1995, administrative fees charged by IMI were $566 and $625, respectively. During the period from January 1, 1996 to July 30, 1996, administrative fees charged by IMI and paid in cash on a monthly basis were $368. Receivables from affiliates represent advances to IMI net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of the Partnership. IMI charges are paid in cash on a monthly basis.

     As an affiliate of TCI, the Partnership is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than the Partnership could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to the Partnership, and such rates may not continue to be available in the future should TCI's ownership in the Partnership significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Partnership. Because TCI is also an owner of ICP-IV, the contributions of the Partnership to ICP-IV are not expected to affect the favorable rates available to the Partnership through its relationship with TCI. Programming fees charged by the TCI subsidiary for the years ended December 31, 1994 and 1995 amounted to $2,150 and $2,573, respectively, and $1,605 for the period from January 1, 1996 to July 30, 1996. Programming fees are paid to the TCI subsidiary in cash on a monthly basis. Payable to affiliates includes programming fees payable to the TCI subsidiary of $209 at December 31, 1995. Also see Note 11.

                  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                             (DOLLARS IN THOUSANDS)

     Payables to IP of $943 were outstanding at December 31, 1995, primarily related to professional fees incurred by IP on behalf of IPWT in connection with the acquisition of the West Tennessee cable television system in 1990. IP was given a partnership interest in ICP-IV, as described herein, in exchange for its investment in the Partnership including its receivable of $943.

9. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     During the years ended December 31, 1994 and 1995, the Partnership paid interest of approximately $8,349 and $4,336, respectively. During the period from January 1, 1996 to July 30, 1996, the Partnership paid interest of approximately $3,128.

10. EMPLOYEE BENEFIT PLAN

     The Partnership participates in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least one year of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Partnership's matching contributions under such Plan are at the rate of 50% of the employee's contributions, up to a maximum of 3% of compensation.

11. SUBSEQUENT EVENT

     In February 1997, Leo J. Hindery, Jr., the managing general partner of InterMedia Capital Management IV ("ICM-IV") and various other affiliated InterMedia partnerships, was appointed President of TCI. As part of Mr. Hindery's transition, TCI is negotiating for the purchase of Mr. Hindery's interests in IMI, InterMedia Capital Management, a California limited partnership and the general partner of InterMedia ("ICM") and ICM-IV as well as various other affiliated InterMedia partnerships. Through ICM-IV and ICM, Mr. Hindery has managed ICP-IV, IP and their subsidiaries as well as other affiliated InterMedia partnerships. Upon the completion of the transaction, Mr. Hindery will no longer hold a controlling interest in any of the various InterMedia corporations or partnerships. The transition is expected to be completed in 1997.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
TCI of Greenville, Inc.,
  TCI of Spartanburg, Inc., and
  TCI of Piedmont, Inc.:

     We have audited the accompanying combined balance sheet of TCI of Greenville, Inc., TCI of Spartanburg, Inc., and TCI of Piedmont, Inc. (the "Systems") (indirect wholly-owned subsidiaries of TCI Communications, Inc.) as of December 31, 1995, and the combined statements of operations and accumulated deficit and cash flows for the periods from January 1, 1996 to July 30, 1996 and from January 27, 1995 to December 31, 1995. These combined financial statements are the responsibility of the Systems' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of TCI of Greenville, Inc., TCI of Spartanburg, Inc., and TCI of Piedmont, Inc. as of December 31, 1995 and the results of their operations and their cash flows for the periods from January 1, 1996 to July 30, 1996 and from January 27, 1995 to December 31, 1995 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Denver, Colorado
March 17, 1997

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                             COMBINED BALANCE SHEET

                                     ASSETS

                                                            DECEMBER 31,
                                                                1995
                                                            ------------
                                                              (AMOUNTS
                                                                 IN
                                                             THOUSANDS)
Cash......................................................    $  1,936
Trade and other receivables, net of allowance for doubtful
  accounts of $426,000....................................       2,571
Property and equipment, at cost:
  Land....................................................         573
  Cable distribution systems..............................      38,551
  Support equipment and buildings.........................       3,588
                                                              --------
                                                                42,712
  Less accumulated depreciation...........................      (5,252)
                                                              --------
                                                                37,460
                                                              --------
Franchise costs...........................................     327,262
  Less accumulated amortization...........................      (7,499)
                                                              --------
                                                               319,763
                                                              --------
Other assets..............................................          82
                                                              --------
                                                              $361,812
                                                              ========

                  LIABILITIES AND PARENT'S INVESTMENT
Accounts payable..........................................    $    270
Accrued liabilities (note 2)..............................       3,486
Deferred income taxes (note 4)............................     113,239
                                                              --------
          Total liabilities...............................     116,995
                                                              --------

Parent's investment:
  Due to TCI Communications, Inc. (TCIC) (note 3).........     249,136
  Accumulated deficit.....................................      (4,319)
                                                              --------
                                                               244,817
                                                              --------
                                                              $361,812
                                                              ========
Commitments and contingencies (note 5)

            See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

           COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                      PERIOD FROM
                                                   PERIOD FROM       JANUARY 27 TO
                                                 JANUARY 1, 1996     DECEMBER 31,
                                                 TO JULY 30, 1996        1995
                                                ------------------   -------------
                                                      (AMOUNTS IN THOUSANDS)
Revenue:
  Basic and cable services......................      $ 18,448         $  25,477
  Pay services..................................         6,256            10,241
  Other services................................         5,586            11,496
                                                       -------            ------
                                                        30,290            47,214

Operating costs and expenses:
  Program fees (note 3).........................         6,953             9,084
  Other direct expenses.........................         3,711             6,596
  Selling, general and administrative...........         8,457            10,483
  Allocated general and administrative costs
     (note 3)...................................         1,105             1,618
  Amortization..................................         4,772             7,499
  Depreciation..................................         2,934             6,640
                                                       -------            ------
                                                        27,932            41,920
                                                       -------            ------
          Operating income......................         2,358             5,294
Interest expense to TCIC (note 3)...............       (22,811)          (11,839)
                                                      -------             ------
          Loss before income tax benefit........       (20,453)           (6,545)
Income tax benefit (note 4).....................         7,044             2,226
                                                      -------             ------
          Net loss..............................       (13,409)           (4,319)
Accumulated deficit:
  Beginning of period...........................        (4,319)               --
                                                      -------             ------
  End of period.................................      $(17,728)        $  (4,319)
                                                      =======             ======

            See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                      PERIOD FROM
                                                 PERIOD FROM         JANUARY 27 TO
                                              JANUARY 1, 1996 TO     DECEMBER 31,
                                                JULY 30, 1996            1995
                                              ------------------     -------------
                                                     (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................       $(13,409)           $  (4,319)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization..........          7,706               14,139
     Deferred tax benefit...................           (740)              (2,325)
     Changes in assets and liabilities:
       Change in receivables, net...........             (6)                 (98)
       Change in other assets...............             33                  (80)
       Change in cash overdraft.............             35                   --
       Change in accounts payable...........            313                  150
       Change in accrued liabilities........           (662)                 965
                                                    -------              -------
          Net cash provided by (used in)
            operating activities............         (6,730)               8,432
                                                    -------              -------
Cash flows used in investing activities --
  Capital expended for property and
  equipment.................................         (4,655)             (13,054)
                                                    -------              -------
Cash flows from financing activities --
  Increase in due to TCIC...................          9,449                6,484
                                                    -------              -------
     Net increase (decrease) in cash........         (1,936)               1,862
Cash at beginning of period.................          1,936                   74
                                                    -------              -------
Cash at end of period.......................       $     --            $   1,936
                                                    =======              =======

            See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

     The combined financial statements include the operations, assets and liabilities of TCI of Greenville, Inc., TCI of Spartanburg, Inc., and TCI of Piedmont, Inc. (the "Systems") which are indirect wholly-owned subsidiaries of TCI Communications, Inc. ("TCIC" or "Parent") which is a subsidiary of Tele-Communications, Inc. ("TCI"). The Systems develop and operate cable television systems in South Carolina.

     The Systems were acquired by TCI from TeleCable Corporation at the close of business on January 26, 1995 and subsequently contributed to TCIC. These combined financial statements include the Systems' results of operations after January 26, 1995, the date of acquisition.

     On July 30, 1996, TCIC contributed the Systems to a newly formed limited partnership in exchange for an interest in InterMedia Partners IV, L.P., ("IP-IV"). See note 6.

(b) PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. Interest capitalized for the periods from January 1, 1996 to July 30, 1996 and January 27, 1995 to December 30, 1995 was not material.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for cable distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales, or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety.

     In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Systems adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Systems. In accordance with Statement No. 121, the Systems periodically review the carrying amounts of their long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Systems consider historical and expected future net operating losses to be their primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Systems deem Assets to be impaired if the Systems are unable to recover the carrying value of their assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Systems generally measure fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

(c) FRANCHISE COSTS

     Franchise costs include the difference between the cost of acquiring the Systems and amounts allocated to the tangible assets. Franchise costs are amortized on a straight-line basis over 40 years.

(d) INCOME TAXES

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of the pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local, and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local, and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC was responsible to TCI for its share of current consolidated income tax liabilities. TCI was responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations (which include the Systems) after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

(e) ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31, 1995 (amounts in thousands):

            Franchise fees payable......................................  $ 1,722
            Property taxes payable......................................      745
            Salaries and benefits payable...............................      263
            Sales taxes payable.........................................      187
            Other.......................................................      569
                                                                          -------
                                                                          $ 3,486
                                                                          =======

 3. TRANSACTIONS WITH RELATED PARTIES

     Certain subsidiaries of TCIC provide certain corporate general and administrative services and are responsible for the Systems' operations and construction. Costs related to these services were allocated to TCIC's subsidiaries on a per subscriber and gross revenue basis that is intended to approximate TCI's proportionate cost of providing such services and are presented in the combined statement of operations and accumulated deficit as allocated general and administrative costs. The amounts allocated by TCIC are not necessarily representative of the costs that the Systems would have incurred on a stand-alone basis.

     The Systems purchased, at TCIC's cost, certain pay television and other programming through another TCIC subsidiary. Charges for such programming were $6,473,000 for the period from January 1, 1996 to July 30, 1996 and $6,766,000 for the period from January 27, 1995 to December 31, 1995 and are included in program fees.

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

     The amount due to TCIC includes TCIC's funding of current operations as well as the initial contribution of the Systems. The amount of interest expense allocated by TCIC is based on the actual interest costs incurred by TCIC and therefore, it does not necessarily reflect the interest expense that each subsidiary would have incurred on a stand alone basis. In addition, certain of TCIC's debt is secured by the assets of certain of its subsidiaries, including the Systems.

4. INCOME TAXES

     The Systems are included in the consolidated Federal income tax return of TCI. Income tax benefit for the Systems is based on those items in the consolidated calculation applicable to the Systems. The income tax benefit during this period represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCIC in relation to their respective amounts of taxable earnings or losses. The payable (receivable) arising from the allocation of taxes for the period has been recorded as an increase (decrease) to the due to TCIC account. For Federal income tax purposes, the tax basis in the assets of the Systems were carried over at their historical tax basis.

     The Systems recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income tax benefit (expense) attributable to loss before income taxes consists of:

                                                           CURRENT     DEFERRED     TOTAL
                                                           -------     --------     ------
                                                               (AMOUNTS IN THOUSANDS)
        Period from January 1, 1996 to July 30, 1996:
          Intercompany tax allocation....................  $ 6,304       $643       $6,947
          State and local................................       --         97           97
                                                             -----       ----       ------
                                                           $ 6,304       $740       $7,044
                                                             =====       ====       ======
        Period from January 27, 1995 to December 30,
          1995:
          Intercompany tax allocation....................   $ (87)      $2,021      $1,934
          State and local................................     (12)         304         292
                                                             ----        -----      ------
                                                            $ (99)      $2,325      $2,226
                                                             ====        =====      ======

     Income tax benefit attributable to earnings differs from the amount computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                       PERIOD FROM JANUARY 1, 1996     PERIOD FROM JANUARY 27, 1995
                                            TO JULY 30, 1996               TO DECEMBER 31, 1995
                                       ---------------------------     ----------------------------
        Computed "expected" tax
          benefit....................            $ 7,159                          $2,291
        State and local income taxes,
          net of Federal income tax
          benefit....................                 63                             190
        Other........................               (178)                           (255)
                                                 -------                          ------
                                                 $ 7,044                          $2,226
                                                 =======                          ======

                            TCI OF GREENVILLE, INC.,
                         TCI OF SPARTANBURG, INC., AND
                             TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below (amounts in thousands):

                                                                       DECEMBER 31, 1995
                                                                       -----------------
        Deferred tax assets, primarily related to accounts
          receivable...............................................        $     164
        Deferred tax liabilities:
          Franchise costs..........................................          109,350
          Property and equipment...................................            3,415
          Other....................................................              638
                                                                            --------
             Gross deferred tax liabilities........................          113,403
                                                                            --------
             Net deferred tax liabilities..........................        $ 113,239
                                                                            ========

 5. COMMITMENTS AND CONTINGENCIES

     As a result of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the Systems' basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs.

     The Systems believe that they have complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However the Systems' rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993 or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by the Systems in the event that the Systems' rates are successfully challenged by franchising authorities or the FCC is not considered to be material.

     The Systems have entered into pole rental agreements and use other equipment under lease arrangements. Rental expense under these arrangements was $354,000 for the period from January 1, 1996 to July 30, 1996 and $510,000 for the period from January 27, 1995 to December 31, 1995.

 6. SUBSEQUENT EVENT

     On July 30, 1996, TCI consummated an agreement with IP-IV to contribute the Systems into a newly-formed limited partnership in exchange for a 49% limited partnership interest in IP-IV. Management of the Systems' operations was assumed by InterMedia Capital Management IV, L.P., the general partner of IP-IV as of that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has no directors or officers.

GENERAL PARTNER

     ICM-IV, a California limited partnership, is the General Partner of ICP-IV. Leo J. Hindery, Jr. has a controlling interest in ICM-IV. In February 1997 Mr. Hindery was appointed President of TCI. As part of Mr. Hindery's transition TCI is negotiating for the purchase of Mr. Hindery's interests in IMI and ICM-IV, as well as various other management partnerships for the Related InterMedia Entities. Through ICM-IV, Mr. Hindery has managed ICP-IV and its subsidiaries. Upon completion of the transition, Mr. Hindery will no longer hold a controlling interest in ICM-IV. As general partner, ICM-IV has responsibility for the overall management of the business and operations of the Company. Pursuant to the terms of ICP-IV's limited partnership agreement executed as of March 19, 1996 (the "Partnership Agreement"), ICM-IV receives an annual management fee for services rendered as General Partner. The principal offices of ICM-IV are located at 235 Montgomery Street, Suite 420, San Francisco, California 94104 and the telephone number is (415) 616-4600.

ADVISORY COMMITTEE

     ICP-IV has an advisory committee ("Advisory Committee") which consults with and advises ICM-IV with respect to the business and affairs of the Company. The Advisory Committee consists of one representative of each of the seven limited partners of ICP-IV with the largest aggregate limited partnership interests in ICP-IV. For this purpose, the partnership interest of a limited partner includes actual capital contributions by a limited partner and any capital contributions by such limited partner's affiliate.

EXECUTIVES

     ICP-IV has no employees. Pursuant to the Partnership Agreement, ICM-IV, through its affiliate InterMedia Capital Management, L.P. ("ICM"), provides day-to-day management of the Company's business and operations. The six most senior non-operating executives of ICM and IMI are:

              NAME                 AGE                       POSITION
---------------------------------  ---     --------------------------------------------
*Leo J. Hindery, Jr..............  49      Managing General Partner
Edon V. Hartley..................  37      Chief Financial Officer
**Derek Chang....................  29      Treasurer
Rodney M. Royse..................  30      Executive Director of Business Development
Thomas R. Stapleton..............  42      Controller and Executive Director of
                                           Financial Operations
Grace de Latour..................  47      Executive Director of Human Resources

     The six officers of IPCC are:

              NAME                 AGE                       POSITION
---------------------------------  ---     --------------------------------------------
*Leo J. Hindery, Jr..............  49      President
Edon V. Hartley..................  37      Chief Financial Officer
**Derek Chang....................  29      Secretary and Treasurer
Rodney M. Royse..................  30      Vice President
Thomas R. Stapleton..............  42      Vice President
Bruce J. Stewart.................  31      Vice President, Legal Affairs

     Leo J. Hindery, Jr. is the founder and Managing General Partner of ICM-IV and ICM and President of IPCC. Mr. Hindery is also the founder and Managing General Partner of InterMedia Partners, a California limited partnership, and all of the other Related Intermedia Entities. Before launching InterMedia Partners in

1988, Mr. Hindery was, from 1985 to 1988, Chief Officer for Planning and Finance of The Chronicle Publishing Company of San Francisco ("Chronicle Publishing"), which owns and operates substantial newspaper and television broadcast properties and, at the time, cable television properties. Prior to joining Chronicle Publishing, Mr. Hindery was, from 1983 to 1985, Chief Financial Officer and a Managing Director of Becker Paribas Incorporated, a major New York-based investment banking firm. Mr. Hindery is on the Board of Directors of DMX, Incorporated, the NCTA, the Cable Telecommunications Association, Cable in the Classroom and C-SPAN. He earned a B.A. with honors from Seattle University and an M.B.A. with honors from Stanford University's Graduate School of Business.

     *In February 1997, Mr. Hindery was appointed president of TCI. Upon completion of his transition to TCI, Mr. Hindery will no longer be Managing General Partner of ICM-IV or any other management partnerships of the Related InterMedia Entities. Mr. Hindery's transition to TCI is expected to be completed by mid-1997. Robert J. Lewis is expected to acquire Mr. Hindery's interest in the general partner of ICM-IV and other management partnerships of the Related InterMedia Entities upon the departure of Mr. Hindery to TCI. See Item 13 "Certain Relationships and Related Transactions." Mr. Lewis is a recognized pioneer in the cable television industry having started his career as a system manager. Since that time he has held top level positions in the industry. Among them are President of Cablecom-General, President and Chief Operating Officer of Jones Intercable, Inc., President of Televents Group, Inc. and Senior Vice President of TCI. Mr. Lewis retired from TCI in 1995 and since that time has served as an Executive Director and Advisor for the Related InterMedia Entities. He is also a Director of Online System Services, Inc., a Denver based internet access and business solutions company.

     Edon V. Hartley is Chief Financial Officer of ICM, IMI and IPCC. Ms. Hartley joined ICM in 1996. From 1993 to 1995, Ms. Hartley was Finance Director for TCI. From 1990 to 1993, Ms. Hartley was Finance Counsel for TCI. Ms. Hartley earned a B.S. with honors in accounting from the University of Missouri and a J.D. with honors from the University of Denver.

     Derek Chang is Treasurer of ICM, IMI and IPCC, and Secretary of IPCC. Mr. Chang joined ICM in 1994. From 1990 to 1992, Mr. Chang worked as a financial analyst for The First Boston Corporation in the Mergers and Acquisitions Group. Mr. Chang earned a B.A. from Yale University and an M.B.A. from Stanford University's Graduate School of Business.

**Mr. Chang will be departing from ICM, IMI and IPCC in the second quarter of this year.

     Rodney M. Royse is Executive Director of Business Development of ICM, IMI and IPCC, and Vice President of IPCC. Mr. Royse joined ICM in 1990. From 1988 to 1990, Mr. Royse was a financial analyst at Salomon Brothers Inc in the Corporate Finance Group. Mr. Royse earned a B.A. in Economics from Stanford University.

     Thomas R. Stapleton is Controller and Executive Director of Financial Operations of ICM, IMI and IPCC, and Vice President of IPCC. Prior to joining ICM in 1989, Mr. Stapleton was a Manager with Price Waterhouse LLP, the Company's independent accountants. Mr. Stapleton was previously employed by Bank of America in asset-based financing. Mr. Stapleton earned a B.S. degree with honors in Business Administration from San Francisco State University.

     Grace de Latour is the Executive Director of Human Resources of ICM, IMI and IPCC. Ms. de Latour joined IMI in 1995. Prior to joining IMI, from 1994 to 1995, Ms. de Latour was Vice President of Human Resources for Expressly Portraits. Before that, from 1972 to 1993, she was Corporate Vice President for Human Resources for Carter Hawley Hale Stores, Inc. Ms. de Latour is on the Board of Directors of the Independent Colleges of Northern California and the Federated Employers of the Bay Area. Ms. de Latour earned a B.A. in sociology from Trinity College in Washington, D.C.

KEY OPERATING MANAGEMENT

     The following persons hold key operating management positions with ICM or
IMI:

              NAME                 AGE                       POSITION
---------------------------------  ---     --------------------------------------------
**Terry C. Cotten................  48      Executive Director of Operations
F. Steven Crawford...............  48      Chief Operating Officer
Julaine A. Smith.................  40      Operations Controller
Bruce J. Stewart.................  31      General Counsel and Executive Director of
                                           Communications
**Barbara J. Wood................  45      Executive Director of Budgets and Regulatory
                                           Affairs
Kenneth A. Wright................  41      Executive Director of Engineering and
                                           Telecommunications
Donna K. Young...................  47      Development Executive Director of Marketing
                                           and Ad Sales

     Terry C. Cotten is Executive Director of Operations for IMI. He has over 30 years of experience in the cable television industry. Prior to joining IMI in 1989, Mr. Cotten was, from 1988 to 1989, President of Western Communications' cable system in Ventura County, serving approximately 65,000 subscribers in Southern California. Prior to this position, Mr. Cotten was President of Western Communications' cable system in South San Francisco from 1986 to 1988. Mr. Cotten earned a B.S. in Management from St. Mary's College.

     F. Steven Crawford is the Chief Operating Officer for ICM. Prior to joining ICM on October 1, 1996, Mr. Crawford was Senior Vice President of E. W. Scripps Company from September 1992 to September 1996 and was Chief Operating Officer of Scripps Cable serving approximately 750,000 subscribers. Mr. Crawford was Vice President of Scripps Cable's operations in the Southeast from September 1990 to September 1992. Mr. Crawford serves on the Board of Directors of the Cable Advertising Bureau. Mr. Crawford earned a B.S. degree in business management and a M.B.A. degree in finance from Valdosta State University.

     Julaine A. Smith is Operations Controller of IMI. Ms. Smith joined IMI in 1994. Prior to joining IMI, Ms. Smith was, from 1993 to 1994, the Director of Financial Reporting for Pacific Telesis Group. Ms. Smith also worked, from 1991 to 1992, as the Accounting Manager for the domestic cellular operations of PacTel Corporation (now known as AirTouch Communications). Ms. Smith completed her public accounting training at the San Francisco office of Price Waterhouse LLP. Ms. Smith is a Certified Public Accountant and earned a B.S. in Business Administration, Accounting from California State University at Hayward.

     Bruce J. Stewart is General Counsel and Executive Director of Communications of IMI. Mr. Stewart joined IMI as Counsel in January 1993, and served in this position until August 1994, when he was appointed General Counsel. Mr. Stewart is a member of the New York State Bar. Prior to joining IMI, Mr. Stewart served as legal counsel from 1991 to 1993 at Scholastic Productions, Inc., a subsidiary of Scholastic, Inc. located in New York City. From 1990 to 1991, Mr. Stewart worked in New York with the Law Firm of Malcolm
A. Hoffman on commercial contract matters. Mr. Stewart earned a B.A from Holy Cross College and a J.D. from Case Western Reserve University Law School.

     Barbara J. Wood is the Executive Director of Budgets and Regulatory Affairs of IMI. Ms. Wood has worked in the cable television industry since 1984. Prior to joining IMI in 1992, she was, from 1991 to 1992, a regional financial manager for Viacom handling budgeting, financial systems and internal controls. She was in London with Videotron U.K. during its start-up from 1990 to 1991 as an outside consultant managing the installation of financial cost accounting systems and was a controller for Cox Communications from 1984 to 1989. Ms. Wood is a Certified Public Accountant and earned an M.B.A. in Management from San Diego State University.

     **Mr. Cotten and Ms. Wood will be departing from IMI during the second quarter of this year.

     Kenneth A. Wright is the Executive Director of Engineering and Telecommunications Development of IMI. He directs the engineering of the Company's and Related InterMedia Entities' cable systems. Prior to joining IMI in February 1995, Mr. Wright was, from 1991 to 1995, Director of Technology for Jones Intercable which manages cable systems serving approximately 1.5 million subscribers. Before joining Jones Intercable, Mr. Wright was Director of Engineering for the Western Division of United Artists Cable which was comprised of systems in 11 states serving approximately 700,000 subscribers. Prior to that, he was a State Engineering Manager for Centel Cable. Mr. Wright earned a B.S. from Western Michigan University and a Master of Telecommunications and a Master level certificate in Global Business and Culture from the University of Denver.

     Donna K. Young is the Executive Director of Marketing and Ad Sales of IMI. Ms. Young is responsible for national marketing programs, including customer acquisition, customer retention and new product development. Prior to joining IMI in November 1994, Ms. Young was Vice President for Business Development from 1989 to 1994 for KBLCOM, Inc., then an 800,000-subscriber MSO based in Houston. Ms. Young is on the Board of Directors of the Cable Television Administration and Markets Society. A native of Shelbyville, Tennessee, Ms. Young earned a Ph.D. in educational and organizational psychology from the University of Tennessee in Knoxville.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the employees of the Company are deemed to be executives or officers of the Company. Services of the non-operating executives, key operating management and other employees of ICM or IMI are provided to the Company in exchange for fees pursuant to ICP-IV's Partnership Agreement and other agreements for services. The executives, key operating management and other employees of ICM or IMI who provide services to the Company are compensated by ICM or IMI and therefore receive no compensation from the Company. No portion of the fees paid by the Company is allocated to specific employees for the services performed by ICM or IMI for the Company. See Item 13 "Certain Relationships and Related Transactions -- Management by ICM-IV" and "-- Services to be Rendered to the Company by IMI."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the partnership interests in ICP-IV owned by each person known to ICP-IV to own beneficially more than a five percent non-preferred equity interest and by the executives of ICM-IV as a group.

            NAMES AND ADDRESSES OF BENEFICIAL OWNERS           TYPE OF INTEREST     PERCENTAGE
    ---------------------------------------------------------  ----------------     ----------
    Tele-Communications, Inc.................................   Limited Partner        49.0%
      5619 DTC Parkway, 11th Floor
      Englewood, CO 80111

    NationsBanc Investment Corp..............................   Limited Partner         9.0%(1)
      NationsBank Corporate Center
      100 North Tryon Street
      Charlotte, NC 28255

    IP Holdings L.P..........................................   Limited Partner         7.5%
      c/o Centre Partners
      30 Rockefeller Plaza, Suite 5050
      New York, NY 10020

    Mellon Bank, N.A., as Trustee for
      Third Plaza Trust and Fourth Plaza Trust...............   Limited Partner         6.3%(2)
      1 Mellon Bank Center
      Pittsburgh, PA 15258-0001

    Sumitomo Corp............................................   Limited Partner         5.7%
      Sumitomo Kanda Building
      24-4, Kanda Nishikicho 3-chome
      Chiyoda-ku, Tokyo 101, Japan

    Executives of ICM-IV as a Group (6 persons)..............   General Partner         1.1%(3)

---------------
(1) Includes investments in ICP-IV by NationsBanc Investment Corp. and affiliates thereof.

(2) Mellon Bank, N.A., acts as the trustee (the "Plaza Trustee") for each of Third Plaza Trust and Fourth Plaza Trust (collectively, the "Trusts"), two trusts under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. The limited partnership interests may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the Trusts' investment manager with respect to the limited partnership interests and in that capacity, it has the sole power to direct the Plaza Trustee as to the voting and disposition of the limited partnership interests. Because of the Plaza Trustee's limited role, beneficial ownership of the limited partnership interests by the Plaza Trustee is disclaimed.

(3) Leo J. Hindery, Jr., is the general partner and holds the controlling interest in ICM-IV. See Item 13 "Certain Relationships and Related Transactions -- The Related InterMedia Entities." No executive of ICM-IV or IPCC holds a direct interest in ICP-IV.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEO J. HINDERY, JR.

     In February of this year Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, all or a part of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as various other management partnerships for the Related InterMedia Entities, will be converted or sold. Upon completion of the transition, Mr. Hindery will no longer hold a controlling interest in IMI or ICM-IV. The transition is expected to be completed by mid-1997.

     It is currently contemplated that Mr. Hindery's interests in ICM-IV, the general partner or the Company, will be converted as follows. Mr. Hindery will sell his stock in IMI, the general partner of ICM-IV, to Robert J. Lewis. ICM-IV's general partnership interest in the Company will be converted into a limited partnership interest. A newly-formed limited liability corporation ("ICM-LLC"), for which IMI will be the managing member, will be admitted as the Managing General Partner of the Company. The transactions described above are subject to final negotiation and documentation, therefore the final structure of these transactions may differ upon completion.

THE RELATED INTERMEDIA ENTITIES

     The Related InterMedia Entities and the Company are a series of partnerships and corporations founded by Leo J. Hindery, Jr. to own and operate cable television systems in the United States. Mr. Hindery formed the first of the Related InterMedia Entities, IP-I, in early 1988 with the financial backing of TCI. Through ICM-IV, Mr. Hindery has managed ICP-IV and its subsidiaries. Upon completion of the transition, Mr. Hindery will no longer hold a controlling interest in IMI, IPCC, ICM-IV, or any of the Related InterMedia Entities or their respective management partnerships. The transition is expected to be completed by mid-1997. See Item 10 "Directors and Executive Officers of the Registrant -- General Partner" and "-- Executives."

     Although each of the Related InterMedia Entities and the Company are distinct legal entities, they are operated as a cohesive group. Accordingly, they enjoy significant operating efficiencies and reduced overhead from centralization of certain common functions and shared economies of scale. Clustering of the Company's operations by geographic location is also intended to contribute significantly to operating efficiencies and revenue opportunities.

     In order to achieve certain operating economies of scale and to allocate certain administrative services equitably to all of the Related InterMedia Entities and the Company, Mr. Hindery formed IMI. Mr. Hindery is the sole shareholder of IMI. IMI performs the accounting, marketing, engineering, administrative, operations, legal and rate regulation functions for all of the Related InterMedia Entities and the Company at cost. Generally, IMI's costs are allocated to each of the Related InterMedia Entities and the Company on a per subscriber basis.

SERVICES TO BE RENDERED TO THE COMPANY BY IMI

     Certain of ICP-IV's subsidiaries have entered into agreements with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, rate regulation and other administrative services to the Company at cost.

     IMI provides similar services to all of the Related InterMedia Entities' operating companies. IMI charges certain costs to the Company primarily based on the Company's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities' systems. In addition to changes in IMI's cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers of the Related InterMedia Entities' operating companies will affect the level of IMI costs charged to the Company. The Company believes that the terms of the Administrative Agreements are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations with IMI. The Partnership Agreement requires that to the extent amounts paid to affiliates, including ICM-IV, IMI or partners, exceed the amounts that would be paid under terms afforded by unrelated third parties, such excess will result in corresponding reductions in the Management Fee (as defined herein) payable to ICM-IV. The payment to such affiliate of any such amount in excess of the ICM-IV Management Fee requires the approval of 70.0% in interest of the limited partners.

MANAGEMENT BY ICM-IV

     ICM-IV manages the Company's cable systems pursuant to ICP-IV's Partnership Agreement. ICM-IV has assigned its rights and obligations to ICM with regard to management of the Company's cable systems. The Partnership Agreement provides that this management relationship continues in effect with respect to each cable television system owned by the Company, including the systems purchased by the Company pursuant to the Acquisitions. ICM-IV is authorized to provide management services that include (i) entering into contracts and performing the resulting obligations, (ii) managing the assets of the Company and employing such personnel as may be necessary or appropriate, (iii) controlling bank accounts and drawing orders for the payment of money, (iv) collecting income and payments due, (v) keeping the books and records, and hiring independent certified public accountants, (vi) paying payables and other expenses, (vii) handling Company claims, (viii) administering the financial affairs, making tax and accounting elections, filing tax returns, paying liabilities and distributing profits to ICP-IV's partners, (ix) borrowing money on behalf of the Company, (x) causing the Company to purchase and maintain liability insurance, (xi) commencing or defending litigation that pertains to the Company or any of its assets and investigating potential claims, (xii) executing and filing fictitious business name statements and similar documents,
(xiii) admitting additional limited partners and permitting additional capital contributions as provided in the Partnership Agreement and admitting an assignee of an existing limited partner's interest to be a substituted limited partner and (xiv) terminating ICP-IV pursuant to the terms of the Partnership Agreement.

     The term of the Partnership Agreement is until December 31, 2007 unless earlier dissolved under certain conditions specified in the Partnership Agreement. For its services under the Partnership Agreement, ICM-IV receives a fee (the "Management Fee") equal to 1.0% of the total non-preferred Contributed Equity contributions that have been made to the Company determined as of the beginning of each calendar quarter in each fiscal year; however, if the acquisition of a cable television system is made with debt financing of more than two-thirds of the purchase price of such cable television system, the Partnership Agreement provides that capital contributions of one-third of such purchase price will be deemed to have been made and the Management Fee will be paid on such deemed contributions. When any such debt financing is replaced with actual non-preferred capital contributions of the partners, the Partnership Agreement provides that the Management Fee will be based on such actual capital contributions rather than a deemed contribution for such amount. The Company believes that the terms in the Partnership Agreement concerning ICM-IV's management services are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations.

     Mr. Hindery is managing general partner of ICM-IV and holds the controlling interest in ICM-IV. However, Mr. Hindery is currently in the process of selling his controlling interest in ICM-IV pursuant to his appointment as President of TCI.

CERTAIN OTHER RELATED TRANSACTIONS

     IPWT.  On July 30, 1996 pursuant to the IPWT Contribution Agreement, among
(i) ICP-IV, (ii) IP-I, formerly the 80.1% general partner and 9.9% limited partner of IPWT and (iii) GECC, formerly the 10.0% limited partner of IPWT and creditor as to a $55.8 million principal amount of debt owed by IPWT, ICP-IV acquired the IPWT partnership interests and debt for total consideration of $72.5 million. GECC transferred to the Company its $55.8 million note and related interest receivables of approximately $3.4 million owed by IPWT to GECC in exchange for (i) approximately $22.5 million in cash, (ii) a $25.0 million Preferred Limited Partner Interest and (iii) a $11.7 million limited partnership interest in ICP-IV. ICP-IV contributed the acquired partnership interests in IPWT to the Operating Partnership, which, in turn, contributed a 1.0% limited partnership interest in IPWT to IP-TN. See Item 1 "The Company -- Acquisitions."

     RMH. On July 30, 1996 IP-IV acquired RMH and its wholly owned subsidiary, RMG, pursuant to a stock purchase agreement between IP-IV and ICM-V, the general partner of IP-V. Prior to the acquisition, IP-V owned the outstanding equity of RMH. The total transaction is valued at approximately $376.3 million. As part of the acquisition of RMH, TCID-IP V, Inc., which was the limited partner of IP-V and is an affiliate of TCI, converted its outstanding loan to IP-V into a partnership interest and received in dissolution thereof $12.0 million in RMH Preferred Stock and approximately $0.037 million in RMH Class B Common Stock. See Item 1 "The Company -- Acquisitions."

     TCI Greenville/Spartanburg. The TCI Entities, which are wholly owned subsidiaries of TCI, have contributed the Greenville/Spartanburg System to the Company pursuant to the G/S Contribution Agree-ment for total consideration of $238.9 million. The Company subsequently contributed these assets to IP-TN, a subsidiary of ICP-IV. See Item 1 "The Company -- Acquisitions."

     IP-I. Pursuant to a letter agreement, ICP-IV has agreed to provide InterMedia Partners, a California limited partnership ("IP-I"), tag along rights if ICP-IV sells (i) substantially all of its assets in a single transaction, or
(ii) a portion of its assets constituting an identifiable cable television system which has its primary headend site within fifty miles of the primary headend site of a cable television system owned by IP-I, to an entity not controlled by Leo J. Hindery, Jr.

     ICM-IV. Pursuant to the Partnership Agreement, ICM-IV funded its capital contributions of $3.8 million to ICP-IV with cash of $2.0 million and notes payable to ICP-IV of $1.8 million. These $1.8 million notes were paid off with proceeds from an intercompany loan for a like amount from IP-IV to ICM-IV. The promissory note from IP-IV bears interest at an averaged rate based upon interest rates accruing on all loans pursuant to which IP-IV has borrowed funds and matures at the earlier of July 31, 1998 or the date on which IP-IV demands payment.

CERTAIN OTHER RELATIONSHIPS

     The Company is a party to an agreement with SSI, an affiliate of TCI, pursuant to which SSI provides certain cable programming to the Company at the rate available to TCI plus an administrative fee. Management believes that these rates are at least as favorable as the rates that could be obtained through arm's-length negotiations with third parties. The Company's programming fees charged by SSI for the year ended December 31, 1996 amounted to $17,538. For the year ended December 31, 1995 and the six months ended July 30, 1996, the cable television systems owned by IPWT and RMH paid SSI, in aggregate, approximately $12.8 million and $8.2 million, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:
         (1) Financial Statements -- See Index to Financial Statements on page 44 of this Form 10-K.
         (2) Financial Schedules -- See Index to Financial Statements on page 44 of this Form 10-K.
         (3) Exhibits -- See Index to Exhibits on page 122 of this Form 10-K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1996.

                                 EXHIBIT INDEX

  EXHIBIT                                                                          SEQUENTIALLY
   NUMBER                                   EXHIBIT                               NUMBERED PAGES
  --------     -----------------------------------------------------------------  --------------
      *2.1     Asset Purchase and Sale Agreement dated as of October 25, 1995 by and between ParCable, Inc. and InterMedia Partners of Tennessee,
               L.P. and amendment thereto. (Exhibits and schedules omitted. The
               Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).....................................
      *2.2     Asset Purchase Agreement dated October 18, 1995 between Time
               Warner Entertainment Company, L.P. and InterMedia Partners of
               Tennessee, L.P. and amendment thereto. (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).........................
      *2.3     Stock Purchase Agreement dated as of July 26, 1996 between
               InterMedia Capital Management V, L.P. and InterMedia Partners IV,
               L.P..............................................................
      *2.4     Contribution Agreement dated as of April 30, 1996 by and between
               InterMedia Capital Partners IV, L.P., InterMedia Partners and
               General Electric Capital Corporation and amendments thereto.
               (Schedules omitted. The Company agrees to furnish a copy of any schedule to the Commission upon request.)........................
      *2.5     Contribution Agreement dated as of March 4, 1996 by and between
               InterMedia Partners IV, L.P., TCI of Greenville, Inc., TCI of
               Piedmont, Inc. and TCI of Spartanburg, Inc. and amendments thereto. (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).........................................................
      *2.6     Exchange Agreement dated as of December 18, 1995 by and between
               TCI Communications, Inc. and InterMedia Partners Southeast and
               amendment thereto. (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the
               Commission upon request).........................................
      *3.1     Agreement of Limited Partnership of InterMedia Capital Partners
               IV, L.P. dated as of March 19, 1996 by and among InterMedia
               Capital Management IV, L.P. and the various limited partners.
               (Exhibits omitted. The Company agrees to furnish a copy of any exhibit to the Commission upon request.).........................
      *4.1     Registration Rights Agreement dated as of July 19, 1996 by and among InterMedia Capital Partners IV, L.P., InterMedia Partners
               IV, Capital Corp., NationsBanc Capital Markets, Inc. and Toronto
               Dominion Securities (USA) Inc. ..................................
      *4.2     Indenture dated as of July 30, 1996 by and among InterMedia
               Capital Partners IV, L.P., InterMedia Partners IV, Capital Corp.
               and The Bank of New York, as trustee, including the form of
               Global Note......................................................
      *4.3     Pledge and Escrow Agreement dated as of July 30, 1996 by and among InterMedia Capital Partners IV, L.P., InterMedia Partners
               IV, Capital Corp., NationsBanc Capital Markets, Inc. and The Bank
               of New York, as trustee and as collateral agent. (Annex I
               omitted. The Company agrees to furnish a copy of Annex I to the
               Commission upon request.)........................................

  EXHIBIT                                                                          SEQUENTIALLY
   NUMBER                                   EXHIBIT                               NUMBERED PAGES
  --------     -----------------------------------------------------------------  --------------
     *10.1     Revolving Credit and Term Loan Agreement dated as of July 30,
               1996 among InterMedia Partners IV, L.P. and The Bank of New York, as Administrative Agent, and The Bank of New York, NationsBank of
               Texas, N.A., Toronto Dominion (Texas), Inc., as Arranging Agents,
               and NationsBank of Texas, N.A. and Toronto Dominion (Texas),
               Inc., as Syndication Agents, and the Financial Institution
               Parties thereto..................................................
     *10.2     Security and Hypothecation Agreement dated as of July 30, 1996 by
               InterMedia Partners of West Tennessee, L.P. in favor of The Bank of New York in its capacity as Agent for the benefit of the
               Lenders. (InterMedia Partners IV, L.P., InterMedia Capital
               Partners IV, L.P., InterMedia Partners of Tennessee, InterMedia
               Partners Southeast, Robin Media Holdings, Inc. and Robin Media
               Group each have entered into agreements which are substantially identical in all material respects to Exhibit 10.2)..............
     *10.3     General Guarantee dated July 30, 1996 by and among InterMedia
               Partners of West Tennessee, L.P. in favor of The Bank of New
               York, as agent to the financial institutions. (InterMedia Capital
               Partners IV, L.P., InterMedia Partners Southeast, InterMedia
               Partners of Tennessee, Robin Media Holdings, Inc. and Robin Media
               Group each have entered into agreements which are substantially identical in all material respects to Exhibit 10.3)..............
    **10.4     Satellite Services, Inc. Programming Supply Agreement dated
               January 28, 1996, by and between Satellite Services, Inc. and
               InterMedia Partners IV, L.P. ....................................
     *10.5     Administration Agreement dated as of March 19, 1996 by and among
               InterMedia Management, Inc., InterMedia Capital Partners IV, L.P.
               and InterMedia Partners IV, L.P. ................................
     *10.6     Administration Agreement dated as of July 30, 1996 by and between
               InterMedia Management, Inc. and InterMedia Partners Southeast....
     *10.7     Administration Agreement dated as of January 19, 1995 by and between InterMedia Management, Inc. and InterMedia Partners of
               Tennessee........................................................
     *10.8     Administration Agreement dated as of April 30, 1992 by and between InterMedia Management, Inc. and Robin Media Group,
               Inc. ............................................................
     *10.9     Amended and Restated Administration Agreement dated as of
               December 27, 1990 by and between InterMedia Management, Inc. and
               InterMedia Partners of West Tennessee, L.P. .....................
    *10.10     Management Agreement dated as of July 30, 1996 by and between
               InterMedia Capital Management IV, L.P. and InterMedia Partners of
               West Tennessee, L.P. ............................................
    *10.11     Management Agreement dated as of July 30, 1996 by and between
               InterMedia Capital Management IV, L.P. and Robin Media Group,
               Inc. ............................................................
    *10.12     Exchange Agent Agreement by and among InterMedia Capital Partners
               V, L.P., InterMedia Partners IV, Capital Corp. and The Bank of
               New York, dated December 10, 1996................................
      12.1     Computation of Ratios............................................
     *21.1     List of Subsidiaries of InterMedia Capital Partners IV, L.P. ....
      24.1     Power of Attorney (included on page 125).........................
      27.1     Schedule of Financial Data for InterMedia Capital Partners IV,
               L.P. ............................................................

---------------
 * Incorporated by reference to the same exhibit number to the Company's Form S-4 Registration Statement File No. 333-11893.

** Incorporated by reference to the same exhibit number to the Company's
   Amendment No. 2 to Form S-4 Registration Statement File No. 333-11893. Confidential treatment has been previously granted for portions which have been omitted pursuant to Rule 406 and filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                          By: InterMedia Capital Management IV,
                                            L.P., its General Partner

                                          By: InterMedia Management, Inc., its
                                            General Partner

                                          By:     /s/ LEO J. HINDERY, JR.

                                            ------------------------------------
                                                    Leo J. Hindery, Jr.
                                                         President

Date: March 28, 1997.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Leo J. Hindery, Jr. and Edon V. Hartley, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substation and resubstation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                 TITLE                      DATE
------------------------------------------  ---------------------------------   ---------------

         /s/ LEO J. HINDERY, JR.            President, Chief Executive          March 28, 1997
------------------------------------------  Officer and Sole Director of
           Leo J. Hindery, Jr.              InterMedia Management, Inc.
                                            (principal executive officer)

           /s/ EDON V. HARTLEY              Chief Financial Officer of          March 28, 1997
------------------------------------------  InterMedia Management, Inc.
             Edon V. Hartley                (principal financial officer)

         /s/ THOMAS R. STAPLETON            Vice President of InterMedia        March 28, 1997
------------------------------------------  Management, Inc. (principal
           Thomas R. Stapleton              accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to holders of the Notes. Subsequent to the filing of this annual report on Form 10-K a copy of the same shall be furnished to the holders of the Notes.

           SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           ------     --------
ASSETS
Escrowed investments held to maturity....................................  $          $ 28,237
Interest receivable on escrowed investments..............................                2,189
                                                                           -------     -------
                                                                                -
          Total current assets...........................................               30,426
Escrowed investments held to maturity....................................               60,518
Intangible assets, net...................................................     707       11,833
Investment in IP-IV......................................................              276,909
                                                                           -------     -------
                                                                                -
          Total assets...................................................  $  707     $379,686
                                                                           ========     ======
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities.................................  $  265     $
Payable to affiliate.....................................................   1,067
Accrued interest.........................................................               13,870
                                                                           -------     -------
                                                                                -
          Total current liabilities......................................   1,332       13,870
Long-term debt...........................................................              292,000
                                                                           -------     -------
                                                                                -
          Total liabilities..............................................   1,332      305,870
                                                                           -------     -------
                                                                                -
Commitments and contingencies
PARTNERS' CAPITAL
Preferred limited partnership interest...................................               23,008
General and limited partners' capital....................................    (625)      52,658
Note receivable from general partner.....................................               (1,850)
                                                                           -------     -------
                                                                                -
          Total partners' capital........................................    (625)      73,816
                                                                           -------     -------
                                                                                -
          Total liabilities and partners' capital........................  $  707     $379,686
                                                                           ========    =======

         See accompanying notes to the condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                              FOR THE YEAR ENDED
                                                                              DECEMBER 31, 1996
                                                                              ------------------
Revenues....................................................................       $
Loss from operations........................................................
Other income (expense):
  Interest income...........................................................          2,189
  Interest expense..........................................................        (14,138)
  Equity in net loss of IP-IV...............................................        (15,780)
                                                                                   --------
Net loss....................................................................       $(27,729)
                                                                                   ========

           See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED
                                        LIMITED      GENERAL      LIMITED        NOTES
                                        PARTNER      PARTNER     PARTNERS      RECEIVABLE       TOTAL
                                       ---------     -------     ---------     ----------     ---------
Syndication costs....................   $    (43)    $    (7)    $    (575)     $             $    (625)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1995.........        (43)         (7)         (575)                        (625)
Cash contributions...................                  1,913       188,637                      190,550
Notes receivable from General
  Partner............................                  1,850                      (1,850)
In-kind contributions, historical
  cost basis.........................                              237,805                      237,805
Conversion of GECC debt to equity....     25,000                    11,667                       36,667
Allocation of RMG's and IPWT's
  historical equity balances.........                 (2,719)     (239,368)                    (242,087)
Distribution.........................                             (119,775)                    (119,775)
Syndication costs....................        (69)        (10)         (911)                        (990)
Net loss.............................     (1,926)       (290)      (25,513)                     (27,729)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1996.........   $ 22,962     $   737     $  51,967      $ (1,850)     $  73,816
                                          ======      ======        ======      ========       ========

           See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1996
                                                                         ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................         $  (27,729)
  Equity in net loss of IP-IV..........................................             15,780
  Amortization expense.................................................                268
  Changes in assets and liabilities:
     Interest receivable...............................................             (2,189)
     Accounts payable and accrued liabilities..........................               (265)
     Payable to affiliate..............................................             (1,067)
     Accrued interest..................................................             13,870
                                                                                 ---------
Cash flows from operating activities...................................             (1,332)
                                                                                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in IP-IV.................................................           (259,600)
  Purchases of escrowed investments....................................            (88,755)
                                                                                 ---------
Cash flows from investing activities...................................           (348,355)
                                                                                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt.......................................            292,000
  Contributed capital..................................................            190,550
  Partner distribution.................................................           (119,775)
  Debt issue costs.....................................................            (12,098)
  Syndication costs....................................................               (990)
                                                                                 ---------
Cash flows from financing activities...................................            349,687
                                                                                 ---------
Net change in cash.....................................................
                                                                                 ---------
Cash, beginning of period
Cash, end of period....................................................         $
                                                                                 =========

           See accompanying notes to condensed financial information.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  BASES OF PRESENTATION

     The condensed financial information presents the unconsolidated financial statements of InterMedia Capital Partners IV, L.P. ("ICP-IV"). ICP-IV's majority-owned subsidiaries are recorded using the equity basis of accounting.

     Refer to the Notes to the consolidated financial statements for descriptions of material contingencies and significant provisions of long-term obligations and guarantees of ICP-IV.

                                                                     SCHEDULE II

                                  THE COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                           JANUARY 1,    BAD DEBT      OTHER                   DECEMBER 31,
               DESCRIPTION                    1996       EXPENSE     ACCOUNTS(1)  WRITE-OFFS       1996
-----------------------------------------  ----------   ----------   ----------   ----------   ------------
Allowance for doubtful accounts..........    $   --       $1,937       $2,352      $ (2,159)      $2,130

---------------

(1) Represents allowance for doubtful accounts balance assumed in connection with the Company's acquisitions of cable television systems during 1996.