Form 10-Q
period 1997-03-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1997-05-14
CIK 1020817

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

================================================================================

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                      PAGE(S)
                                                                                      -------
PART I - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements..................................................      1
     ITEM 2.  Management's Discussion and Analysis of Financial Condition and            11
              Results of Operations.................................................

PART II - OTHER INFORMATION
     ITEM 1.  Legal Proceedings.....................................................     19
     ITEM 2.  Changes in Securities.................................................     19
     ITEM 3.  Defaults Upon Senior Securities.......................................     19
     ITEM 4.  Submission of Matters to a Vote of Security Holders...................     19
     ITEM 5.  Other Information.....................................................     19
     ITEM 6.  Exhibits and Reports on Form 8-K......................................     24

SIGNATURES..........................................................................     25

     INFORMATION CONTAINED IN THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, REGARDING ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH MATTERS AS, THE COMPANY'S OPERATING STRATEGIES, CAPITAL EXPENDITURES, THE EFFECTS OF COMPETITION, AND OTHER SUCH MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, AND THE COMPANY CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 5 "OTHER INFORMATION."

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31,
                                                                                           1997
                                                                      DECEMBER 31,      -----------
                                                                          1996
                                                                      -------------     (UNAUDITED)
ASSETS
Cash................................................................    $   8,770        $   6,654
Accounts receivable, net of allowance for doubtful accounts of
  $2,130 and $1,990, respectively...................................       17,539           18,723
Escrowed investments held to maturity...............................       28,237           28,829
Interest receivable on escrowed investments.........................        2,194              698
Receivable from affiliate...........................................          923            1,362
Prepaids............................................................        2,768            2,336
Other current assets................................................          232              199
                                                                         --------         --------
          Total current assets......................................       60,663           58,801
Escrowed investments held to maturity...............................       60,518           45,999
Intangible assets, net..............................................      634,087          613,090
Property & equipment, net...........................................      230,055          233,640
Deferred income taxes...............................................        9,910           11,398
Other non-current assets............................................        1,466            1,335
                                                                         --------         --------
          Total assets..............................................    $ 996,699        $ 964,263
                                                                         ========         ========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities............................    $  28,973        $  20,013
Payable to affiliates...............................................        3,408            3,378
Deferred revenue....................................................       11,753           12,272
Accrued interest....................................................       20,322           11,843
                                                                         --------         --------
          Total current liabilities.................................       64,456           47,506
Long-term debt......................................................      846,000          852,000
Other non-current liabilities.......................................           70               92
                                                                         --------         --------
          Total liabilities.........................................      910,526          899,598
                                                                         --------         --------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares.............................       12,357           12,571
PARTNERS' CAPITAL
Preferred limited partnership interest..............................       22,962           21,454
General and limited partners' capital...............................       52,704           32,490
Note receivable from general partner................................       (1,850)          (1,850)
                                                                         --------         --------
          Total partners' capital...................................       73,816           52,094
                                                                         --------         --------
          Total liabilities and partners' capital...................    $ 996,699        $ 964,263
                                                                         ========         ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                           1996         1997
                                                                          -------     --------
Basic and cable services................................................  $ 2,423     $ 41,288
Pay service.............................................................      495       10,001
Other service...........................................................      212        9,530
                                                                          -------     --------
                                                                            3,130       60,819
                                                                          -------     --------
Program fees............................................................      653       13,025
Other direct expenses...................................................      350        6,851
Depreciation and amortization...........................................    1,893       33,290
Selling, general and administrative expenses............................      611       11,756
Management and consulting fees..........................................                   838
                                                                          -------     --------
                                                                            3,507       65,760
                                                                          -------     --------
Loss from operations....................................................     (377)      (4,941)
                                                                          -------     --------
Other income (expense):
  Interest and other income.............................................       19        1,378
  Interest expense......................................................   (1,399)     (19,263)
  Other expense.........................................................       (1)        (170)
                                                                          -------     --------
                                                                           (1,381)     (18,055)
                                                                          -------     --------
Loss before income tax benefit and minority interest....................   (1,758)     (22,996)
Income tax benefit......................................................                 1,488
                                                                          -------     --------
Net loss before minority interest.......................................   (1,758)     (21,508)
Minority interest.......................................................                  (214)
                                                                          -------     --------
Net loss................................................................  $(1,758)    $(21,722)
                                                                          =======     ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED
                                        LIMITED      GENERAL      LIMITED        NOTES
                                        PARTNER      PARTNER     PARTNERS      RECEIVABLE       TOTAL
                                       ---------     -------     ---------     ----------     ---------
Syndication costs....................   $    (43)    $    (7)    $    (575)     $             $    (625)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1995.........        (43)         (7)         (575)                        (625)
Cash contributions...................                  1,913       188,637                      190,550
Notes receivable from General
  Partner............................                  1,850                      (1,850)
In-kind contributions, historical
  cost basis.........................                              237,805                      237,805
Conversion of GECC debt to equity....     25,000                    11,667                       36,667
Allocation of RMG's and IPWT's
  historical equity balances.........                 (2,719)     (239,368)                    (242,087)
Distribution.........................                             (119,775)                    (119,775)
Syndication costs....................        (69)        (10)         (911)                        (990)
Net loss.............................     (1,926)       (290)      (25,513)                     (27,729)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1996.........     22,962         737        51,967        (1,850)        73,816
Net loss (unaudited).................     (1,508)       (227)      (19,987)                     (21,722)
                                          ------      ------        ------      --------       --------
Balance at March 31, 1997
  (unaudited)........................   $ 21,454     $   510     $  31,980      $ (1,850)     $  52,094
                                          ======      ======        ======      ========       ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................  $ (1,758)    $(21,722)
  Minority interest....................................................                    214
  Depreciation and amortization........................................     2,013       33,625
  Changes in assets and liabilities:
     Accounts receivable...............................................      (445)      (1,184)
     Interest receivable on escrowed investments.......................                  1,496
     Receivable from affiliates........................................                   (439)
     Prepaids..........................................................       (43)         432
     Other current assets..............................................                     33
     Deferred income taxes.............................................                 (1,488)
     Other non-current assets..........................................        (6)         131
     Accounts payable and accrued liabilities..........................       996       (2,914)
     Payable to affiliate..............................................       321          (30)
     Deferred revenue..................................................        24          519
     Accrued interest..................................................     1,269       (8,479)
     Other non-current liabilities.....................................        16           22
                                                                         --------     --------
  Cash flows from operating activities.................................     2,387          216
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of cable systems, net of cash acquired.....................   (96,512)
  Property and equipment...............................................      (163)     (21,788)
  Intangible assets....................................................                   (407)
  Proceeds from sale of escrowed investments...........................                 13,927
                                                                         --------     --------
  Cash flows from investing activities.................................   (96,675)      (8,268)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt.......................................    96,000        6,000
  Debt issue costs.....................................................      (478)         (64)
  Syndication costs....................................................       (32)
                                                                         --------     --------
  Cash flows from financing activities.................................    95,490        5,936
                                                                         --------     --------
Net change in cash.....................................................     1,202       (2,116)
Cash, beginning of period..............................................                  8,770
                                                                         --------     --------
Cash, end of period....................................................  $  1,202     $  6,654
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

     As of March 31, 1997, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                                BASIC         HOMES
                                                             SUBSCRIBERS     PASSED
                                                             -----------     -------
            Nashville/Mid-Tennessee Cluster................    332,407       511,635
            Greenville/Spartanburg Cluster.................    147,388       208,784
            Knoxville/East Tennessee Cluster...............     98,971       135,514
                                                               -------       -------
                      Total................................    578,766       855,933
                                                               =======       =======

     The accompanying unaudited interim consolidated financial statements include the accounts of ICP-IV and its directly and indirectly, majority-owned subsidiaries, InterMedia Partners IV, Capital Corp. ("IPCC"), IP-IV, InterMedia Partners Southeast ("IPSE"), InterMedia Partners of Tennessee ("IP-TN"), InterMedia Partners of West Tennessee, L.P. ("IPWT"), and Robin Media Group, Inc. ("RMG"). ICP-IV and its majority-owned subsidiaries are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1996.

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

     Certain amounts have been reclassified in the accompanying financial statements for the three months ended March 31, 1996 to conform with the presentation for the three months ended March 31, 1997.

2. ACQUISITIONS

     On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the 1.1% general partner of ICP-IV. The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

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

     InterMedia Partners V, L.P. ("IP-V"), a former affiliate, owned all of the outstanding equity of RMH prior to the Company's acquisition of a majority of the voting interests in RMH. In conjunction with a recapitalization of RMH, ICP-IV purchased 3,285 shares of RMH's Class A Common Stock for $329. Concurrently, a wholly owned subsidiary of TCI converted its outstanding loan to IP-V into a limited partnership interest and, in dissolution of the IP-V partnership, received 365 shares of RMH Class B Common Stock valued at $37 and 12,000 shares of RMH Redeemable Preferred Stock valued at $12,000. Upon completion of the recapitalization, the Company has 60% of the voting interests of RMH, with TCI owning the remaining 40%. In connection with the acquisition, the Company assumed approximately $331,450 of long-term debt and $11,565 of accrued interest, which was repaid with proceeds from the Financing. Upon consummation of the acquisition, RMH merged into its wholly owned operating subsidiary RMG. All of the RMH stock just described was converted as a result of the merger into capital stock of RMG with the same terms.

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

     On August 1, 1996, the Company acquired certain cable television systems of Viacom in metropolitan Nashville, Tennessee (the "Nashville System") for an aggregate purchase price of $315,333.The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Bulletin No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the acquisition.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     During the year ended December 31, 1996, the Company acquired other cable television systems currently serving approximately 60,300 basic subscribers primarily in central and eastern Tennessee for an aggregate purchase price of $102,701 (the "Miscellaneous Acquisitions"). The Miscellaneous Acquisitions include the Company's acquisitions of certain cable television systems during the three month period ended March 31, 1996 located in counties near Nashville, Kingsport and Hendersonville, Tennessee, currently serving approximately 58,800 basic subscribers. These acquisitions have also been accounted for as purchases in accordance with APB16. Accordingly, results of operations of the Miscellaneous Acquisitions have been included in the Company's consolidated results only from the dates of acquisition.

3. ESCROWED INVESTMENTS HELD TO MATURITY

     The Company's investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from four to twenty-eight months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note
4 -- Long-Term Debt). On February 1, 1997, the Company paid interest of $16,569 on the senior notes with the proceeds from and interest earned on escrowed investments that matured on January 31, 1997. The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:

                                                       DECEMBER 31, 1996            MARCH 31, 1997
                                                    -----------------------     -----------------------
                                                    CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                     VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                    --------     ----------     --------     ----------
Matures within 1 year.............................  $ 28,237      $ 28,333      $ 28,829      $ 28,947
Matures between 1 and 3 years.....................    60,518        61,019        45,999        46,038
                                                     -------       -------       -------       -------
          Total...................................  $ 88,755      $ 89,352      $ 74,828      $ 74,985
                                                     =======       =======       =======       =======

     The fair values of the investments are based on quoted market prices.

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,     MARCH 31,
                                                                      1996           1997
                                                                  ------------     ---------
     Bank revolving credit facility, $475,000 commitment as of
       March 31, 1997, interest currently at LIBOR plus 1.625%
       payable quarterly, matures July 1, 2004................      $334,000       $ 340,000
     Bank term loan; interest at LIBOR plus 2.375% payable
       quarterly, matures January 1, 2005.....................       220,000         220,000
     11 1/4% senior notes, interest payable semi-annually, due
       August 1, 2006.........................................       292,000         292,000
                                                                    --------        --------
                                                                    $846,000       $ 852,000
                                                                    ========        ========

     The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the term loan are at LIBOR plus 2.375% or ABR plus 1.125%. Interest rates vary on borrowings under the revolving credit facility

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Company's ratio of senior debt to annualized quarterly operating cash flow. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1996 and March 31, 1997, the interest rate on borrowings outstanding under the revolving credit facility was 7.125% and 7.19%, respectively.

     Interest expense for the three months ended March 31, 1996 related to borrowings outstanding under a bank revolving loan agreement dated January 29, 1996 (the "Bridge Loan"), which provided for borrowings up to $130,000 and interest payable quarterly at the bank's reference rate plus 1% or LIBOR plus 2.25%. The Bridge Loan was repaid on July 30, 1996 with proceeds from the Bank Facility and the Notes.

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

     The estimated fair value of the interest rate swaps, which is gross of unrealized market gains or losses, is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996 and March 31, 1997, the fair market value of the interest rate swaps was $(2,700) and $(275), respectively.

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

     As of December 31, 1996 and March 31, 1997, ICP-IV has $90,949 and $75,526, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

     Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1996 and March 31, 1997 is $297,665 and $300,760, respectively. Borrowings under the Bank Facility are at rates that

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1996 and March 31, 1997 approximate their fair value.

5. COMMITMENTS AND CONTINGENCIES

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

6. RELATED PARTY TRANSACTIONS

     ICM-IV manages the business of ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996, of which $838 was charged to expense for the three months ended March 31, 1997. ICM-IV management fee expense was not recognized during the first seven months of 1996, until the Company's capital contributions were received from its partners.

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $124 and $1,675 for the three months ended March 31, 1996 and 1997, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

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

     As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the three months ended March 31, 1996 and 1997 amounted to $507 and $9,853, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,353 and $3,311 as of December 31, 1996 and March 31, 1997, respectively.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

7. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the three months ended March 31, 1996 and 1997, the Company paid interest of $10 and $27,406, respectively.

     As described in Note 2, during 1996 the Company acquired several cable television systems located in central and eastern Tennessee. In conjunction with the Miscellaneous Acquisitions completed during the three months ended March 31, 1996, assets acquired and liabilities assumed were as follows:

            Fair value of assets acquired............................    $96,569
            Liabilities assumed, net of current assets...............        (57)
                                                                         -------
            Net cash paid............................................    $96,512
                                                                         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to assist in an understanding of significant changes and trends related to the results of operations and financial condition of the Company and should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1996. This discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements. This discussion and analysis should be read in conjunction with the separate financial statements of the Company.

OVERVIEW

     The Company generates substantially all of its revenues from monthly subscription fees for basic, expanded basic (also referred to as cable programming services, "CPS"), premium and ancillary services (such as rental of converters and remote control devices) and installation charges. Additional revenues have been generated from local and national advertising sales, pay-per-view programming and home shopping commissions.

     The Company has reported net losses primarily caused by high levels of depreciation and amortization and interest expense. Management believes that net losses are common for cable television companies and that the Company will incur net losses in the future.

     Historically, certain programmers have periodically increased the rates charged for their services. Management believes that such rate increases are common for the cable television industry and that the Company will experience program fee rate increases in the future.

Acquisitions

     During the year ended December 31, 1996 the Company acquired cable television systems serving approximately 573,700 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Nashville System on August 1, 1996,
(iv) the purchases on January 29, 1996 and February 1, 1996 of cable television systems currently serving approximately 58,800 basic subscribers, and (v) the purchases on May 2, 1996, July 1, 1996, and August 6, 1996 of cable television systems currently serving approximately 1,500 basic subscribers (together with the January 29, 1996 and the February 1, 1996 acquisitions, the "Miscellaneous Acquisitions").

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

     The Company acquired IPWT and extinguished $36.7 million of IPWT's indebtedness in exchange for non-cash consideration consisting of limited partner interest in ICP-IV of $11.7 million and a preferred limited partner interest in ICP-IV of $25.0 million. TCI received non-cash consideration of $117.6 million in the form of a limited partner interest in ICP-IV in exchange for its contribution of the Greenville/Spartanburg System to the Company.

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

Rate Regulation and Competition

     The Company's operations are regulated by the Federal Communications Commission ("FCC") and local franchise authorities under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act"). Certain of the Company's cost of service cases justifying rates for the CPS or expanded basic tier of service are pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Management believes that the Company has substantially complied in all material respects with related FCC regulations and the outcome of these proceedings will not have a material adverse effect on the Company.

     The Company is subject to competition from alternative providers of video services, including wireless service providers and local telephone companies. BellSouth has applied for cable franchises in certain areas where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in the state of Tennessee. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators as the "Complainant Cable Operators" in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

     The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company.

Transactions with Affiliates

     Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. TCI is under no obligation to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended March 31, 1996 and 1997, the Company paid 77.6% and 75.7%, respectively, of its program fees to SSI.

     The Company and its affiliated entities InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is wholly owned by Leo
J. Hindery, Jr., who is the managing general partner of and owns the controlling interest in ICM-IV, which is the general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $0.1 million and $1.7 million to the Company for the three months ended March 31, 1996 and 1997, respectively.

     ICM-IV manages the business of the Company for an annual fee of one percent of the Company's total non-preferred capital contributions. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Related Party Transactions."

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

RESULTS OF OPERATIONS

     As described above, the Company acquired all of its cable television systems during the year ended December 31, 1996 ("1996 Acquisitions"). A significant portion of these acquisitions occurred in July and August 1996. Results of operations of the acquired cable television systems have been included in the Company's results of operations only from the dates the systems were acquired. The Company had no operations prior to its first acquisition on January 29, 1996. As a result, the comparability of the Company's results of operations for the three months ended March 31, 1996 and 1997 is affected by the 1996 Acquisitions, particularly by the acquisitions which closed subsequent to the three months ended March 31, 1996 ("Late 1996 Acquisitions").

                                                                 THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------------------
                                                                 1996                   1997
                                                         --------------------   ---------------------
                                                                   PERCENTAGE              PERCENTAGE
                                                         AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                                         -------   ----------   --------   ----------
                                                                         (UNAUDITED)
Statement of Operations Data: (dollars in thousands)
Revenue................................................  $ 3,130      100.0%    $ 60,819        100%
Costs and Expenses:
  Program fees.........................................      653       20.9       13,025       21.4
  Other direct and operating expenses(1)...............      350       11.2        6,851       11.3
  Selling, general and administrative(2)...............      611       19.5       11,756       19.3
  Management and consulting fees.......................                              838        1.4
  Depreciation and amortization........................    1,893       60.5       33,290       54.7
                                                          ------     ------      -------     ------
Loss from operations...................................     (377)     (12.0)      (4,941)      (8.1)
Interest and other income..............................       19        0.6        1,378        2.3
Interest expense.......................................   (1,399)     (44.7)     (19,263)     (31.7)
Other expense..........................................       (1)       0.0         (170)      (0.3)
Income tax benefit.....................................                            1,488        2.4
Minority interest......................................                             (214)      (0.4)
                                                          ------     ------      -------     ------
Net loss...............................................  $(1,758)     (56.2)%   $(21,722)     (35.7)%
                                                          ======     ======      =======     ======
Other Data:
EBITDA(3)..............................................  $ 1,516       48.4%    $ 28,349       46.6%

---------------
(1) Other direct and operating expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Unaudited Financial Statements included elsewhere in this Report.

Revenues

     The Company's revenues for the three months ended March 31, 1997 increased to $60.8 million from $3.1 million for the three months ended March 31, 1996 due primarily to the Late 1996 Acquisitions. The Company's total revenues for the three months ended March 31, 1997 consisted of $41.3 million of basic service revenues, or 67.9% of total revenues, compared to 77.4% for the three months ended March 31, 1996. The decrease in basic service revenues as a percentage of total revenues is due primarily to proportionately higher volume of pay services, advertising sales, converter rental and other services provided by the systems acquired subsequent to March 31, 1996, as compared to those systems acquired during the three months ended March 31, 1996. Pay service revenues of $10.0 million for the three months ended March 31, 1997 represented 16.4% of total revenues, compared to 15.8% for the three months ended March 31, 1996. Other service revenues of $9.5 million for the three months ended March 31, 1997 represented 15.7%, compared to 6.8% for the three months ended March 31, 1996. Other service revenues for the three months ended March 31, 1997 included non-recurring advertising revenue of $1.3 million earned from certain programmers to promote and launch their new services.

     The Company served approximately 578,800 basic subscribers who subscribed to 445,200 pay units at March 31, 1997, compared to 56,100 basic subscribers and 24,900 pay units at March 31, 1996 reflecting pay to basic penetration of 76.9% and 44.4% as of March 31, 1997 and 1996, respectively. Average basic service revenue per basic subscriber for the three months ended March 31, 1997 was $23.92 compared to $21.70 for the three months ended March 31, 1996. The increase represents rate increases implemented by certain of the Company's cable systems in September 1996 and in early 1997 and higher effective basic service rates for the systems acquired subsequent to March 31, 1996, compared to those systems acquired during the three months ended March 31, 1996. Average pay service revenue per pay unit for the three months ended March 31, 1997 was $7.53 compared to $9.86 for the three months ended March 31, 1996. The decrease is due primarily to marketing promotions offered by the Company and the impact of the systems acquired subsequent to March 31, 1996 with lower average pay service revenue per pay unit than those systems acquired during the first three months of 1996.

Program Fees

     Program fees for the three months ended March 31, 1997 increased to $13.0 million as compared with $0.7 million for the three months ended March 31, 1996 due primarily to the Late 1996 Acquisitions. Program fees for the three months ended March 31, 1997 represent 25.4% of basic and pay service revenues compared to 22.4% for the three months ended March 31, 1996. The increase as a percentage of basic and pay service revenues reflects the impact of program fee increases, which resulted from higher rates charged by certain programmers and higher pay-per-view program costs, outpacing revenue growth for the period.

Other Direct Expenses

     Other direct expenses increased to $6.9 million for the three months ended March 31, 1997 from $0.4 million for the three months ended March 31, 1996 as a result of the Late 1996 Acquisitions. Other direct expenses as a percentage of total revenues remained relatively constant at 11.3% for the three months ended March 31, 1997 compared to 11.2% for the three months ended March 31, 1996.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 increased to $11.8 million from $0.6 million for the three months ended March 31, 1996 due primarily to the Late 1996 Acquisitions. SG&A as a percentage of total revenues remained relatively constant at 19.3% for the three months ended March 31, 1997 compared to 19.5% for the three months ended March 31, 1996.

Management and Consulting Fees

     Management and consulting fees of $0.8 million for the three months ended March 31, 1997 represent fees charged by ICM-IV. ICM-IV manages the business of the Company for a per annum fee of 1.0% of the Company's total non-preferred capital contributions, or $3.4 million. ICM-IV management fees were not accrued on the Company's books prior to July 30, 1996, the date on which the Company's capital contributions were received from its partners.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended March 31, 1997 increased to $33.3 million from $1.9 million for the three months ended March 31, 1996 as a result of the Late 1996 Acquisitions and capital expenditures of $59.8 million for the twelve months ended March 31, 1997.

Interest and Other Income

     Interest and other income of $1.4 million for the three months ended March 31, 1997 is comprised primarily of $1.2 million of interest income earned on the escrowed securities and $0.1 million of interest income earned on cash and cash equivalents. The Company had no escrowed securities until it issued its 11.25% senior notes on July 30, 1996.

Interest Expense

     Interest expense increased to $19.3 million for the three months ended March 31, 1997 compared to $1.4 million for the three months ended March 31, 1996 due primarily to higher debt balances during 1997 compared to the same period in 1996. Interest expense for the three months ended March 31, 1997 includes interest on borrowings outstanding under the 11.25% senior notes and bank debt, which were incurred to finance the Company's acquisitions in July and August 1996. Interest expense for the three months ended March 31, 1996 includes interest on the Bridge Loan which was obtained by a subsidiary of ICP-IV primarily to fund acquisitions of cable television systems during the first three months of 1996.

Income Tax Benefit

     Income tax benefit of $1.5 million for the three months ended March 31, 1997 has been recorded based on RMG's stand alone tax provision. As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Prior to ICP-IV's acquisition of RMG on July 30, 1996, the Company had no income tax expense or benefit.

Minority Interest

     Minority interest for the three months ended March 31, 1997 represents accrued dividends of $0.2 million on RMG's mandatorily redeemable preferred stock issued to a subsidiary of TCI which is the minority shareholder of RMG's common stock. The mandatorily redeemable preferred shares were issued in connection with the Company's acquisition of RMG on July 30, 1996.

Net Loss

     The Company's net loss for the three months ended March 31, 1997 increased to $21.7 million from $1.8 million for the three months ended March 31, 1996. The increase is due primarily to the Late 1996 Acquisitions, which resulted in significantly higher expenses relative to the increased revenues. Net losses for the periods ended March 31, 1996 and 1997 reflect the impact of significant amounts of depreciation, amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain statement of cash flows information of the Company (in thousands) for the three months ended March 31, 1996 and 1997. The Company consummated acquisitions of cable television systems in January, February, May, July and August 1996. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      --------------------
                                                                        1996        1997
                                                                      --------     -------
                                                                          (UNAUDITED)
    STATEMENT OF CASH FLOWS DATA:
    Cash flows from operating activities............................  $  2,387     $   216
    Cash flows from investing activities............................   (96,675)     (8,268)
    Cash flows from financing activities............................    95,490       5,936

THREE MONTHS ENDED MARCH 31, 1996

     The Company's cash balance increased from zero as of January 1, 1996 to $1.2 million as of March 31, 1996.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $2.4 million for the three months ended March 31, 1996 reflecting (i) income from operations of $1.5 million before non-cash charges to income for depreciation and amortization of $1.9 million; and (ii) net working capital sources of approximately $0.9 million.

Cash Flows From Investing Activities

     The Company used cash during the three months ended March 31, 1996 of $96.5 million to fund its purchase of certain cable television systems. The Company also purchased property and equipment of $0.2 million during the three months ended March 31, 1996 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

Cash Flows From Financing Activities

     The Company financed the acquisitions described above with proceeds from the Bridge Loan.

THREE MONTHS ENDED MARCH 31, 1997

     The Company's cash balance decreased by $2.1 million from $8.8 million as of January 1, 1997 to $6.7 million as of March 31, 1997.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $0.2 million for the three months ended March 31, 1997 reflecting (i) income from operations of $28.3 million before non-cash charges to income for depreciation and amortization of $33.3 million; (ii) interest and other income received of $2.9 million, primarily from escrowed investments; (iii) interest paid of $27.4 million; and (iv) other working capital uses and non-operating expenses of $3.6 million.

Cash Flows From Investing Activities

     The Company purchased property and equipment of $21.8 million during the three months ended March 31, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     The Company received $13.9 million in proceeds from sale of its escrowed investments upon maturity on January 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16,569 on February 1, 1997. During the three months ended March 31, 1997, the Company paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

     The Company's cash flows from financing activities for the three months ended March 31, 1997 consisted primarily of net borrowings of $6.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

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

     For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent annual commitment reductions beginning in 1999, and matures in 2004. As of March 31, 1997, the Company had $340.0 million outstanding under the revolving credit facility, leaving availability of $135.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

     Management believes that the Company will be able to realize substantial growth rates in revenue over the next several years through a combination of household growth, increased penetration and new product offerings that the Company will be able to make available as technological upgrades are completed under the Capital Improvement Program.

     Management believes that, with the Company's ability to realize operating efficiencies and sustain substantial growth rates in revenue, it will be able to generate cash flows from operating activities which, together with available borrowing capacity under the revolving credit facility, will be sufficient to fund required interest payments and planned capital expenditures over the next several years. However, the Company may not be able to generate sufficient cash from operations or accumulate sufficient cash from other activities or sources to repay in full the principal amounts outstanding under the Notes on maturity. In order to satisfy its repayment obligations with respect to the Notes due August 1, 2006, the Company may be required to refinance the Notes. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future
Results -- Substantial Leverage; Deficiency of Earnings to Cover Fixed Charges"; and "-- Future Capital Requirements."

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

     The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of March 31, 1997 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

COMMITMENTS AND CONTINGENCIES

     The Company has continuing commitments under franchise agreements and FCC regulations and is subject to litigation and other claims in the ordinary course of business. See Note 5 to the Consolidated Financial Statements included herein. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Regulation of the Cable Television Industry" and
"-- Expiration of Franchises."

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

     In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include the following: the development, market acceptance and successful introduction of new services and enhancements; competitors' service introductions and enhancements; and risks associated with the 1996 Acquisitions, including the Company's ability to successfully integrate the acquired cable television systems.

     (For a description of the above risks and uncertainties, see the Certain Factors that May Affect Future Results section under Item 5 of PART II.)

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which the Company's properties are subject. The Company knows of no threatened or pending material legal action against it or its properties.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

                     INTERMEDIA PARTNERS IV, CAPITAL CORP.

     InterMedia Partners IV, Capital Corp., a Delaware corporation ("IPCC"), is the wholly owned subsidiary of the Company and was formed solely for the purpose of serving as a co-issuer of the Notes. The Notes are the joint and several obligation of the Company and IPCC. Separate financial statements and other disclosure concerning IPCC have not been provided because IPCC's financial position is not deemed to be material and it does not have any operations.

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

     The Company has indebtedness that is substantial in relation to partners' capital. On March 31, 1997, the Company's total debt balance was approximately $852.0 million and partners' capital balance was approximately $52.1 million. Under the Financing, ICP-IV received $360.0 million of new equity from its partners, comprised of cash and in-kind contributions. See Part I, Item 1 "Financial Statements -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

     There can be no assurance that the Company will generate earnings in future periods sufficient to cover its fixed charges, including its debt service obligations with respect to the Notes. In the absence of such earnings or other financial resources, the Company could face substantial liquidity problems. ICP-IV's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, including the successful implementation of the Capital Improvement Program and will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. Based upon expected increases in revenue and cash flow, the Company anticipates that its cash flow, together with available borrowings, including borrowings under the Bank Facility, will be sufficient to meet its operating expenses and capital expenditure requirements and to service its debt requirements for the next several years. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in order to satisfy its repayment obligations with respect to the Notes, ICP-IV may be required to refinance the Notes on their maturity. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company or at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HOLDING COMPANY STRUCTURE; STRUCTURAL SUBORDINATION

     The Notes are the general obligations of ICP-IV and IPCC and rank pari passu with all senior indebtedness of ICP-IV and IPCC, if any. The Company's operations are conducted through the direct and indirect subsidiaries of IP-IV. ICP-IV and IPCC hold no significant assets other than their investments in and advances to ICP-IV's subsidiaries, and ICP-IV and IPCC have no independent operations and, therefore, are dependent on the cash flow of ICP-IV's subsidiaries and other entities to meet their own obligations, including the payment of interest and principal obligations on the Notes when due. Accordingly, ICP-IV's and IPCC's ability to make interest and principal payments when due and their ability to purchase the Notes upon a Change of Control or Asset Sale (as defined in the Indenture) is dependent upon the receipt of sufficient funds from ICP-IV's subsidiaries and will be severely restricted by the terms of existing and future indebtedness of ICP-IV's subsidiaries. The Bank Facility was entered into by IP-IV and prohibits payment of distributions by any of ICP-IV's subsidiaries to ICP-IV or IPCC prior to February 1, 2000, and permits such distributions thereafter only to the extent necessary for ICP-IV to make cash interest payments on the Notes at the time such cash interest is due and payable, provided that no default or event of default with respect to the Bank Facility exists or would exist as a result.

RESTRICTIONS IMPOSED BY LENDERS

     The Bank Facility and, to a lesser extent, the Indenture contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets or merge, incur debt, pay distributions, repurchase or redeem capital stock, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. The Bank Facility also contains, among other covenants, requirements that IP-IV maintain specified financial ratios, including maximum leverage and minimum interest coverage, and prohibits IP-IV and its subsidiaries from prepaying the Company's other indebtedness (including the Notes). The ability of the Company to comply with such provisions may be affected by events that are beyond the Company's control. The breach of any of these covenants could result in a default under the Bank Facility. In the event of any such default, lenders party to the Bank Facility could elect to declare all amounts borrowed under the Bank Facility, together with accrued interest and other fees, to be due and payable. If the indebtedness under the Bank Facility were to be accelerated, all indebtedness outstanding under such Bank Facility would be required to be paid in full before IP-IV would be permitted to distribute any assets or cash to ICP-IV. There can be no assurance that the assets of ICP-IV and its subsidiaries would be sufficient to repay all borrowings under the Bank Facility and the other creditors of such subsidiaries in full. In addition, as a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

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

     BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in the state of Tennessee. On October 22, 1996 the Tennessee Cable Telecommunications Association ("TCTA") and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain acts and practices that BellSouth is taking in connection with its deployment of video distribution facilities in certain areas of Tennessee and Georgia. In addition, the TCTA also filed a petition for investigation with the Tennessee Regulatory Authority concerning certain alleged acts and practices that BellSouth is taking in connection with its construction and deployment of cable facilities in Tennessee. The Company is joined by several other cable operators in the complaint. The Company cannot predict the likelihood of success in this complaint or the petition nor can there be any assurance that the Company will be successful with either the complaint or the petition. Furthermore, the Company cannot predict either the extent to which competition from BellSouth or other potential service providers will materialize or, if such competition materializes, the extent of its effect on the Company.

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

RELATED PARTY TRANSACTIONS

     Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with the Related InterMedia Entities and its other affiliates. IMI, which is wholly owned by Leo J. Hindery, Jr., provides administrative services at cost to the Company and to the operating companies of the Related InterMedia Entities. Mr. Hindery will be selling his interest in IMI pursuant to his appointment as president of TCI. Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest.

EXPIRATION OF FRANCHISES

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

LOSS OF BENEFICIAL RELATIONSHIP WITH TCI

     The Company's relationship with TCI currently enables the Company to (i) purchase programming services and equipment from a subsidiary of TCI at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in TCI's marketing test results, (iii) share in the results of TCI's research and development activities and (iv) consult with TCI's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, TCI is under no obligation to offer such benefits to the Company, and there can be no assurance that such benefits will continue to be available in the future should TCI's ownership in the Company significantly decrease or should TCI for any other reason decide not to continue to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if TCI does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with Affiliates."

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

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

     The Notes registered pursuant to the exchange offer completed in January (the "Exchange Notes") are new securities for which there is currently no market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. Although the Company was advised by NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") that, following completion of the private offering in July 1996, NationsBanc and Toronto Dominion intend to make a market in the Notes, they are not obligated to do so and any such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the development or liquidity of any market for the Exchange Notes. If a market for the Exchange Notes were to develop, the Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that, if a market for the Exchange Notes were to develop, such a market would not be subject to similar disruptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                                    EXHIBIT                                 NUMBERED PAGES
-------     --------------------------------------------------------------------  --------------
   24.1     Power of Attorney (included on page 25).............................
   27.1     Schedule of Financial Data for InterMedia Capital Partners IV,
            L.P. ...............................................................

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1997.

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

                                          INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                          By: InterMedia Capital Management IV,
                                            L.P., its General Partner

                                          By: InterMedia Management, Inc., its
                                            General Partner

                                          By:       /s/ LEO J. HINDERY, JR.

                                            ------------------------------------
                                                    Leo J. Hindery, Jr.
                                                         President
Date: May 14, 1997.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Robert J. Lewis and Edon V. Hartley, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substation and resubstation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                 TITLE                       DATE
------------------------------------------   --------------------------------   -----------------

         /s/ LEO J. HINDERY, JR.                President, Chief Executive        May 14, 1997
------------------------------------------      Officer and Sole Director of
           Leo J. Hindery, Jr.                  InterMedia Management, Inc.
                                              (principal executive officer)

           /s/ EDON V. HARTLEY                  Chief Financial Officer of        May 14, 1997
------------------------------------------     InterMedia Management, Inc.
             Edon V. Hartley                  (principal financial officer)

         /s/ THOMAS R. STAPLETON               Vice President of InterMedia       May 14, 1997
------------------------------------------           Management, Inc.
           Thomas R. Stapleton                (principal accounting officer)