Form 10-Q
period 1997-06-30
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1997-08-14
CIK 1020817

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

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                      PAGE(S)
                                                                                      -------
PART I - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements..................................................      1
     ITEM 2.  Management's Discussion and Analysis of Financial Condition and            11
              Results of Operations.................................................

PART II - OTHER INFORMATION
     ITEM 1.  Legal Proceedings.....................................................     20
     ITEM 2.  Changes in Securities.................................................     20
     ITEM 3.  Defaults Upon Senior Securities.......................................     20
     ITEM 4.  Submission of Matters to a Vote of Security Holders...................     20
     ITEM 5.  Other Information.....................................................     20
     ITEM 6.  Exhibits and Reports on Form 8-K......................................     25

SIGNATURES..........................................................................     26

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,
                                                                                           1997
                                                                      DECEMBER 31,      -----------
                                                                          1996
                                                                      -------------     (UNAUDITED)
ASSETS
Cash................................................................    $   8,770        $   7,462
Accounts receivable, net of allowance for doubtful accounts of
  $2,130 and $2,117, respectively...................................       17,539           18,047
Escrowed investments held to maturity...............................       28,237           28,829
Interest receivable on escrowed investments.........................        2,194            1,750
Receivable from affiliate...........................................          923              485
Prepaids............................................................        2,768            1,273
Other current assets................................................          232              221
                                                                         --------         --------
          Total current assets......................................       60,663           58,067
Escrowed investments held to maturity...............................       60,518           45,999
Intangible assets, net..............................................      634,087          590,345
Property & equipment, net...........................................      230,055          248,237
Deferred income taxes...............................................        9,910           13,372
Other non-current assets............................................        1,466            1,790
                                                                         --------         --------
          Total assets..............................................    $ 996,699        $ 957,810
                                                                         ========         ========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities............................    $  28,973        $  21,372
Payable to affiliates...............................................        3,408            3,651
Deferred revenue....................................................       11,753           13,682
Accrued interest....................................................       20,322           20,384
                                                                         --------         --------
          Total current liabilities.................................       64,456           59,089
Deferred channel launch revenue.....................................                         5,023
Long-term debt......................................................      846,000          849,000
Other non-current liabilities.......................................           70              111
                                                                         --------         --------
          Total liabilities.........................................      910,526          913,223
                                                                         --------         --------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares.............................       12,357           12,785
PARTNERS' CAPITAL
Preferred limited partnership interest..............................       22,962           20,044
General and limited partners' capital...............................       52,704           13,608
Note receivable from general partner................................       (1,850)          (1,850)
                                                                         --------         --------
          Total partners' capital...................................       73,816           31,802
                                                                         --------         --------
          Total liabilities and partners' capital...................    $ 996,699        $ 957,810
                                                                         ========         ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                    --------------------     --------------------
                                                     1996         1997        1996         1997
                                                    -------     --------     -------     --------
Basic and cable services..........................  $ 3,685     $ 42,392     $ 6,108     $ 83,680
Pay service.......................................      704       10,215       1,199       20,216
Other service.....................................      415        9,320         627       18,851
                                                    -------     --------     -------     --------
                                                      4,804       61,927       7,934      122,747
                                                    -------     --------     -------     --------
Program fees......................................      928       13,370       1,581       26,395
Other direct and operating expenses...............      552        6,489         902       13,341
Depreciation and amortization.....................    2,842       33,113       4,735       66,403
Selling, general and administrative expenses......      990       11,827       1,601       23,583
Management and consulting fees....................                   838                    1,675
                                                    -------     --------     -------     --------
                                                      5,312       65,637       8,819      131,397
                                                    -------     --------     -------     --------
Loss from operations..............................     (508)      (3,710)       (885)      (8,650)
                                                    -------     --------     -------     --------
Other income (expense):
  Interest and other income.......................      433        1,403         452        2,781
  Interest expense................................   (2,603)     (19,614)     (4,002)     (38,877)
  Other expense...................................                  (132)         (1)        (302)
                                                    -------     --------     -------     --------
                                                     (2,170)     (18,343)     (3,551)     (36,398)
                                                    -------     --------     -------     --------
Loss before income tax benefit and minority
  interest........................................   (2,678)     (22,053)     (4,436)     (45,048)
Income tax benefit................................                 1,974                    3,462
                                                    -------     --------     -------     --------
Net loss before minority interest.................   (2,678)     (20,079)     (4,436)     (41,586)
Minority interest.................................                  (214)                    (428)
                                                    -------     --------     -------     --------
Net loss..........................................  $(2,678)    $(20,293)    $(4,436)    $(42,014)
                                                    =======     ========     =======     ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED
                                        LIMITED      GENERAL      LIMITED        NOTES
                                        PARTNER      PARTNER     PARTNERS      RECEIVABLE       TOTAL
                                       ---------     -------     ---------     ----------     ---------
Syndication costs....................   $    (43)    $    (7)    $    (575)     $             $    (625)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1995.........        (43)         (7)         (575)                        (625)
Cash contributions...................                  1,913       188,637                      190,550
Notes receivable from General
  Partner............................                  1,850                      (1,850)
In-kind contributions, historical
  cost basis.........................                              237,805                      237,805
Conversion of GECC debt to equity....     25,000                    11,667                       36,667
Allocation of RMG's and IPWT's
  historical equity balances.........                 (2,719)     (239,368)                    (242,087)
Distribution.........................                             (119,775)                    (119,775)
Syndication costs....................        (69)        (10)         (911)                        (990)
Net loss.............................     (1,926)       (290)      (25,513)                     (27,729)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1996.........     22,962         737        51,967        (1,850)        73,816
Net loss (unaudited).................     (2,918)       (439)      (38,657)                     (42,014)
                                          ------      ------        ------      --------       --------
Balance at June 30, 1997
  (unaudited)........................   $ 20,044     $   298     $  13,310      $ (1,850)     $  31,802
                                          ======      ======        ======      ========       ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1996          1997
                                                                        ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................  $  (4,436)    $(42,014)
  Minority interest...................................................                     428
  Loss on disposal of fixed assets....................................                       2
  Depreciation and amortization.......................................      5,216       67,082
  Changes in assets and liabilities:
     Accounts receivable..............................................       (880)        (508)
     Interest receivable on escrowed investments......................                     444
     Receivable from affiliates.......................................         63          438
     Interest receivable..............................................       (347)
     Prepaids.........................................................        (50)       1,495
     Other current assets.............................................                      11
     Deferred income taxes............................................                  (3,462)
     Other non-current assets.........................................        (13)        (324)
     Accounts payable and accrued liabilities.........................      1,352       (2,422)
     Payable to affiliate.............................................        454          243
     Deferred revenue.................................................         (3)       1,929
     Accrued interest.................................................        171           62
     Deferred channel launch revenue..................................                   5,023
     Other non-current liabilities....................................         12           41
                                                                        ---------     --------
  Cash flows from operating activities................................      1,539       28,468
                                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of cable systems, net of cash acquired....................    (98,701)
  Property and equipment..............................................       (497)     (45,989)
  Intangible assets...................................................                    (462)
  Note receivable.....................................................    (15,000)
  Proceeds from sale of escrowed investments..........................                  13,927
                                                                        ---------     --------
  Cash flows from investing activities................................   (114,198)     (32,524)
                                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt......................................    114,000        3,000
  Debt issue costs....................................................       (506)        (252)
  Syndication costs...................................................        (96)
                                                                        ---------     --------
  Cash flows from financing activities................................    113,398        2,748
                                                                        ---------     --------
Net change in cash....................................................        739       (1,308)
Cash, beginning of period.............................................                   8,770
                                                                        ---------     --------
Cash, end of period...................................................  $     739     $  7,462
                                                                        =========     ========

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

     As of June 30, 1997, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                                BASIC         HOMES
                                                             SUBSCRIBERS     PASSED
                                                             -----------     -------
            Nashville/Mid-Tennessee Cluster................    331,456       515,889
            Greenville/Spartanburg Cluster.................    149,100       210,918
            Knoxville/East Tennessee Cluster...............     99,768       137,732
                                                               -------       -------
                      Total................................    580,324       864,539
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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1997, and its results of operations and cash flows for the three and six months ended June 30, 1997. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1996.

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

     Certain prior period items have been reclassified in the accompanying financial statements to conform with the 1997 presentation.

2. ACQUISITIONS

     On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the 1.1% general partner of ICP-IV (see Note 9 -- Subsequent Events). The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

     On July 30, 1996, the Company acquired cable television systems serving approximately 360,100 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/Spartanburg System to the Company by affiliates of Tele-Communications, Inc. ("TCI").

     The Company acquired all of the general and limited partner interests of IPWT in exchange for a $13,333 limited partner interest in ICP-IV. Concurrently, General Electric Capital Corporation ("GECC") transferred to ICP-IV its $55,800 note receivable from IPWT and related interest receivable of $3,356 in exchange for an $11,667 limited partner interest in ICP-IV, a $25,000 preferred limited partner interest in ICP-IV and cash of $22,489.

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

     On August 1, 1996, the Company acquired certain cable television systems of Viacom in metropolitan Nashville, Tennessee (the "Nashville System") for an aggregate purchase price of $315,333.The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Bulletin No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from the date of the acquisition.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     During the year ended December 31, 1996, the Company acquired other cable television systems serving approximately 59,600 basic subscribers primarily in central and eastern Tennessee for an aggregate purchase price of $102,701 (the "Miscellaneous Acquisitions"). The Miscellaneous Acquisitions include the Company's acquisitions of certain cable television systems during the six month period ended June 30, 1996 located in counties near Nashville, Kingsport and Hendersonville, Tennessee, serving approximately 57,300 basic subscribers. These acquisitions have also been accounted for as purchases in accordance with APB16. Accordingly, results of operations of the Miscellaneous Acquisitions have been included in the Company's consolidated results only from the dates of acquisition.

3. ESCROWED INVESTMENTS HELD TO MATURITY

     The Company's investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to twenty-five months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note
4 -- Long-Term Debt). On February 1, 1997, the Company paid interest of $16,569 on the senior notes with the proceeds from and interest earned on escrowed investments that matured on January 31, 1997. The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:

                                                     DECEMBER 31, 1996               JUNE 30, 1997
                                                  -----------------------       -----------------------
                                                  CARRYING     ESTIMATED        CARRYING     ESTIMATED
                                                   VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                                  --------     ----------       --------     ----------
Matures within 1 year...........................  $ 28,237      $ 28,333        $ 28,829      $ 29,026
Matures between 1 and 3 years...................    60,518        61,019          45,999        46,377
                                                   -------       -------         -------       -------
          Total.................................  $ 88,755      $ 89,352        $ 74,828      $ 75,403
                                                   =======       =======         =======       =======

     The fair values of the investments are based on quoted market prices.

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,     JUNE 30,
                                                                      1996           1997
                                                                  ------------     ---------
     Bank revolving credit facility, $475,000 commitment as of
       June 30, 1997, interest currently at LIBOR plus 1.50%
       payable quarterly, matures July 1, 2004................      $334,000       $ 337,000
     Bank term loan; interest at LIBOR plus 2.375% payable
       quarterly, matures January 1, 2005.....................       220,000         220,000
     11 1/4% senior notes, interest payable semi-annually, due
       August 1, 2006.........................................       292,000         292,000
                                                                    --------        --------
                                                                    $846,000       $ 849,000
                                                                    ========        ========

     The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semi-annually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semi-annual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the term loan are at LIBOR plus 2.375% or ABR plus 1.125%. Interest rates vary on borrowings under the revolving credit facility

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Company's ratio of senior debt to annualized quarterly operating cash flow. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1996 and June 30, 1997, the interest rate on borrowings outstanding under the revolving credit facility was 7.125% and 7.25%, respectively.

     Interest expense for the three and six months ended June 30, 1996 related to borrowings outstanding under a bank revolving loan agreement dated January 29, 1996 (the "Bridge Loan"), which provided for borrowings up to $130,000 and interest payable quarterly at the bank's reference rate plus 1% or LIBOR plus 2.25%. The Bridge Loan was repaid on July 30, 1996 with proceeds from the Bank Facility and the Notes.

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

     The estimated fair value of the interest rate swaps, which is gross of unrealized market gains or losses, is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996 and June 30, 1997, the fair market value of the interest rate swaps was $(2,700) and $(1,191), respectively.

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

     As of December 31, 1996 and June 30, 1997, ICP-IV has $90,949 and $76,578,
respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1996 and June 30, 1997 is $297,665 and $314,265, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1996 and June 30, 1997 approximate their fair value.

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

6. RELATED PARTY TRANSACTIONS

     ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996. ICM-IV management fees of $838 and $1,675 were charged to expense for the three and six months ended June 30, 1997, respectively. ICM-IV management fee expense was not recognized during the first seven months of 1996, until the Company's capital contributions were received from its partners.

     InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM-IV (see Note 9 -- Subsequent Events). IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $172 and $1,413 for the three months ended June 30, 1996 and 1997, respectively, and $296 and $3,088 for the six months ended June 30, 1996 and 1997, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

     As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the three months ended June 30, 1996 and 1997 amounted to $770 and $10,440, respectively, and $1,277 and $20,293 for the six months ended June 30, 1996 and 1997, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,353 and $3,625 as of December 31, 1996 and June 30, 1997, respectively.

7. CHANNEL LAUNCH REVENUE

     During the three months ended June 30, 1997, the Company received payments of $8,014 from certain programmers to launch and promote their new channels. Of the total amount received, the Company

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

recognized advertising revenue of $122 and $1,453 during the three and six months ended June 30, 1997, respectively, for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the launch agreements which range between five and ten years.

8. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the six months ended June 30, 1996 and 1997, the Company paid interest of $3,350 and $38,136, respectively.

     As described in Note 2, during 1996 the Company acquired several cable television systems located in central and eastern Tennessee. In conjunction with the Miscellaneous Acquisitions completed during the six months ended June 30, 1996, assets acquired and liabilities assumed were as follows:

            Fair value of assets acquired............................    $98,772
            Liabilities assumed, net of current assets...............        (71)
                                                                         -------
            Net cash paid............................................    $98,701
                                                                         =======

9. SUBSEQUENT EVENTS

     In February 1997, Leo J. Hindery, Jr., the managing general partner of ICM-IV and various other affiliated InterMedia partnerships, was appointed President of TCI. Subsequent to June 30, 1997, as part of Mr. Hindery's transition, TCI purchased substantially all of Mr. Hindery's interests in IMI and ICM-IV as well as various other affiliated InterMedia partnerships. Pursuant to the purchase, Mr. Hindery no longer holds a controlling interest in any of the various InterMedia corporations or partnerships, and ICP-IV and its subsidiaries' various senior debt and partnership agreements have been amended. See Part II, Item 5 "Other Information -- Change in Managing General Partner."

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

Acquisitions

     During the year ended December 31, 1996 the Company acquired cable television systems serving approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Nashville System on August 1, 1996,
(iv) the purchases on January 29, 1996 and February 1, 1996 of cable television systems serving approximately 55,800 basic subscribers, and (v) the purchases on May 2, 1996, July 1, 1996, and August 6, 1996 of cable television systems serving approximately 3,800 basic subscribers (together with the January 29, 1996 and the February 1, 1996 acquisitions, the "Miscellaneous Acquisitions").

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

     The Company acquired IPWT and extinguished $36.7 million of IPWT's indebtedness in exchange for non-cash consideration consisting of a limited partner interest in ICP-IV of $11.7 million and a preferred limited partner interest in ICP-IV of $25.0 million. TCI received non-cash consideration of $117.6 million in the form of a limited partner interest in ICP-IV in exchange for its contribution of the Greenville/Spartanburg System to the Company.

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

Transactions with Affiliates

     Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. TCI is under no obligation to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended June 30, 1996 and 1997, the Company paid 83.0% and 78.1%, respectively, of its program fees to SSI. During the six months ended June 30, 1996 and 1997, the Company paid 80.8% and 76.9%, respectively, of its program fees to SSI.

     The Company and its affiliated entities InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. Effective August 5, 1997, IMI owns 95.0% of the equity interests in ICM-IV LLC, as herein defined, the managing general partner of the Company, and IMI is wholly owned by Robert J. Lewis. (See Part II, Item 5 "Other Information --Change in Managing General Partner.") Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $0.2 million and $1.4 million to the Company for the three months ended June 30, 1996 and 1997, respectively, and $0.3 million and $3.1 million for the six months ended June 30, 1996 and 1997, respectively.

     ICM-IV provides certain management services to the Company for an annual fee of one percent of the Company's total non-preferred capital contributions. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Related Party Transactions."

     In February of this year Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, substantially all of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as various other management partnerships for the Related InterMedia Entities, have been converted or sold. Pursuant to these transactions, Mr. Hindery no longer holds a controlling interest in IMI or ICM-IV. See Part II, Item 5 "Other information --Change in Managing General Partner."

RESULTS OF OPERATIONS

     As described above, the Company acquired all of its cable television systems during the year ended December 31, 1996 ("1996 Acquisitions"). A significant portion of these acquisitions occurred in July and August 1996. Results of operations of the acquired cable television systems have been included in the Company's results of operations only from the dates the systems were acquired. The Company had no operations prior to its first acquisition on January 29, 1996. As a result, the comparability of the Company's results of operations for the three months and six months ended June 30, 1996 and 1997 is affected by the 1996 Acquisitions, particularly by the acquisitions which closed subsequent to the six months ended June 30, 1996 ("Late 1996 Acquisitions").

                                                                 THREE MONTHS ENDED JUNE 30,
                                                         --------------------------------------------
                                                                 1996                   1997
                                                         --------------------   ---------------------
                                                                   PERCENTAGE              PERCENTAGE
                                                         AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                                         -------   ----------   --------   ----------
                                                                         (UNAUDITED)
Statement of Operations Data: (dollars in thousands)
Revenue................................................  $ 4,804      100.0%    $ 61,927      100.0%
Costs and Expenses:
  Program fees.........................................      928       19.3       13,370       21.6
  Other direct and operating expenses(1)...............      552       11.5        6,489       10.5
  Selling, general and administrative(2)...............      990       20.6       11,827       19.1
  Management and consulting fees.......................                              838        1.4
  Depreciation and amortization........................    2,842       59.2       33,113       53.5
                                                         -------      -----     --------      -----
Loss from operations...................................     (508)     (10.6)      (3,710)      (6.0)
Interest and other income..............................      433        9.0        1,403        2.3
Interest expense.......................................   (2,603)     (54.2)     (19,614)     (31.7)
Other expense..........................................                             (132)      (0.2)
Income tax benefit.....................................                            1,974        3.2
Minority interest......................................                             (214)      (0.4)
                                                         -------      -----     --------      -----
Net loss...............................................  $(2,678)     (55.7)%   $(20,293)     (32.8)%
                                                         =======      =====     ========      =====
Other Data:
EBITDA(3)..............................................  $ 2,334       48.6%    $ 29,403       47.5%

                                                                  SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------------------
                                                                 1996                   1997
                                                         --------------------   ---------------------
                                                                   PERCENTAGE              PERCENTAGE
                                                         AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                                         -------   ----------   --------   ----------
                                                                         (UNAUDITED)
Statement of Operations Data:
Revenue................................................  $ 7,934      100.0%    $122,747      100.0%
Costs and Expenses:
  Program fees.........................................    1,581       19.9       26,395       21.5
  Other direct and operating expenses(1)...............      902       11.4       13,341       10.9
  Selling, general and administrative(2)...............    1,601       20.2       23,583       19.2
  Management and consulting fees.......................                            1,675        1.4
  Depreciation and amortization........................    4,735       59.7       66,403       54.1
                                                         -------      -----     --------      -----
Loss from operations...................................     (885)     (11.2)      (8,650)      (7.1)
Interest and other income..............................      452        5.7        2,781        2.3
Interest expense.......................................   (4,002)     (50.4)     (38,877)     (31.7)
Other expense..........................................       (1)       0.0         (302)      (0.2)
Income tax benefit.....................................                            3,462        2.8
Minority interest......................................                             (428)      (0.3)
                                                         -------      -----     --------      -----
Net loss...............................................  $(4,436)     (55.9)%   $(42,014)     (34.2)%
                                                         =======      =====     ========      =====
Other Data:
EBITDA(3)..............................................  $ 3,850       48.5%    $ 57,753       47.1%

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

Revenues

     The Company's revenues for the three and six months ended June 30, 1997 increased to $61.9 million and $122.7 million, respectively, as compared with $4.8 million and $7.9 million for the same periods ended June 30, 1996, respectively, due primarily to the Late 1996 Acquisitions. The Company's total revenues consisted of basic service revenues which represented 68.5% and 68.2% of total revenues for the three and six months ended June 30, 1997, respectively, compared to 76.7% and 77.0% for the same periods ended June 30, 1996, respectively. The decreases in basic service revenues as a percentage of total revenues is due primarily to proportionately higher volume of pay services, advertising sales, converter rental and other services provided by the systems acquired subsequent to June 30, 1996, as compared to those systems acquired during the six months ended June 30, 1996. Pay service revenues of $10.2 million and $20.2 for the three and six months ended June 30, 1997, respectively, represented 16.5% of total revenues, compared to 14.7% and 15.1% for the three and six months ended June 30, 1996, respectively. Other service revenues represented 15.1% and 15.4% of total revenues for the three and six months ended June 30, 1997, respectively, compared to 8.6% and 7.9% for the three and six months ended June 30, 1996, respectively. Other service revenues for the three and six months ended June 30, 1997 included non-recurring advertising revenue of $0.1 million and $1.5 million, respectively, earned from certain programmers to promote and launch their new services. The Company also recognized $0.4 million of revenues for the three and six months ended June 30, 1997 representing a portion of the remaining payments received during the three months ended June 30, 1997 from such programmers to launch and promote their new channels (see Part I, Item 1 "Financial Statements -- Note 7 Channel Launch Revenue").

     The Company served approximately 580,300 basic subscribers who subscribed to 455,200 pay units at June 30, 1997, compared to 57,400 basic subscribers and 23,800 pay units at June 30, 1996. Average basic service revenue per basic subscriber for the three and six months ended June 30, 1997 was $24.40 and $24.17, respectively, compared to $21.63 and $21.26 for the same periods ended June 30, 1996, respectively. The increase represents rate increases implemented by certain of the Company's cable systems in September 1996 and in early 1997 and higher effective basic service rates for the systems acquired subsequent to June 30, 1996, compared to those systems acquired during the six months ended June 30, 1996. Average pay service revenue per pay unit for the three and six months ended June 30, 1997 was $7.56 and $7.54, respectively, compared to $9.74 and $9.46 for the three and six months ended June 30, 1996, respectively. The decrease is due primarily to marketing promotions offered by the Company and the impact of the systems acquired subsequent to June 30, 1996 with lower average pay service revenue per pay unit compared with those systems acquired during the first six months of 1996.

Program Fees

     Program fees for the three and six months ended June 30, 1997 increased to $13.4 million and $26.4 million, respectively, as compared with $0.9 million and $1.6 million for the same periods ended June 30, 1996, respectively, due primarily to the Late 1996 Acquisitions. Program fees for the three and six months ended June 30, 1997 represent 25.4% of basic and pay service revenues compared to 21.1% and 21.6% for the three and six months ended June 30, 1996, respectively. The increase as a percentage of basic and pay service revenues reflects the impact of program fee increases, which resulted from higher rates charged by certain programmers and higher pay-per-view program costs' outpacing revenue growth for the period. The increase in program fees, as a percentage of basic and pay service revenues, is also attributed to the higher number of channels offered by the systems acquired subsequent to June 30, 1996 compared to those acquired during the six months ended June 30, 1996 without the proportionately higher cable service revenues.

Other Direct Expenses

     Other direct expenses, which include costs related to technical personnel, franchise fees and repairs and maintenance, amounted to $6.5 million and $13.3 million for the three and six months ended June 30, 1997, respectively, compared to $0.6 million and $0.9 million for the same periods ended June 30, 1996, respectively. The increase is a result of the Late 1996 Acquisitions. Other direct expenses as a percentage of total revenues, before non-recurring launch revenue, remained relatively constant at 10.6% and 11.1% for the three and six months ended June 30, 1997, respectively, compared to 11.5% and 11.4% for the same periods ended June 30, 1996, respectively. The slight decrease for the three and six months ended June 30, 1997 is due primarily to an increase in capitalized employee costs resulting from increased construction activities.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 1997 increased to $11.8 million and $23.6 million, respectively, compared to $1.0 million and $1.6 million for the same periods ended June 30, 1996, respectively, due primarily to the Late 1996 Acquisitions. SG&A as a percentage of total revenues, before non-recurring launch revenue, remained relatively constant at 19.3% and 19.6% for the three and six months ended June 30, 1997, respectively, compared to 20.6% and 20.2% for the same periods ended June 30, 1996, respectively.

Management and Consulting Fees

     Management and consulting fees of $0.8 million and $1.7 million for the three and six months ended June 30, 1997, respectively, represent fees charged by ICM-IV. ICM-IV provides certain management services to the Company for a per annum fee of 1.0% of the Company's total non-preferred capital contributions, or $3.4 million. ICM-IV management fees were not accrued on the Company's books prior to July 30, 1996, the date on which the Company's capital contributions were received from its partners.

Depreciation and Amortization

     Depreciation and amortization expense for the three and six months ended June 30, 1997 increased to $33.1 million and $66.4 million, respectively, compared to $2.8 million and $4.7 million for the same periods ended June 30, 1996, respectively, as a result of the Late 1996 Acquisitions and capital expenditures of $83.7 million during the twelve months ended June 30, 1997, offset by the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

     Interest and other income of $1.4 million and $2.8 million for the three and six months ended June 30, 1997, respectively, is comprised primarily of $1.1 million and $2.3 million of interest income earned on the escrowed securities for the three and six months ended June 30, 1997, respectively. Interest and other income also includes $0.1 million and $0.2 million of interest income earned on cash and cash equivalents for the three and six months ended June 30, 1997, respectively. The Company had no escrowed securities until it issued its 11.25% senior notes on July 30, 1996.

Interest Expense

     Interest expense increased to $19.6 million and $38.9 million for the three and six months ended June 30, 1997, respectively, compared to $2.6 million and $4.0 million for the three and six months ended June 30, 1996, respectively, due primarily to higher debt balances during 1997 compared to the same periods in 1996. Interest expense for the three and six months ended June 30, 1997 includes interest on borrowings outstanding under the 11.25% senior notes and bank debt, which were incurred to finance the Company's acquisitions in July and August 1996. Interest expense for the three and six months ended June 30, 1996 includes interest on a bridge loan obtained by a subsidiary of ICP-IV for acquisitions of certain cable television systems during the first six months of 1996.

Income Tax Benefit

     As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Income tax benefit of $2.0 million and $3.5 million for the three and six months ended June 30, 1997, respectively, has been recorded based on RMG's stand alone tax provision. Prior to ICP-IV's acquisition of RMG on July 30, 1996, the Company had no income tax expense or benefit.

Minority Interest

     Minority interest for the three and six months ended June 30, 1997, represents accrued dividends of $0.2 million and $0.4 million, respectively, on RMG's mandatorily redeemable preferred stock held by a subsidiary of TCI as the minority shareholder of RMG's common stock. Prior to ICP-IV's acquisition of RMG on July 30, 1996, ICP-IV's consolidated subsidiaries were wholly-owned by ICP-IV.

Net Loss

     The Company's net loss for the three and six months ended June 30, 1997 increased to $20.3 million and $42.0 million, respectively, from $2.7 million and $4.4 million for the three and six months ended June 30, 1996, respectively. The increase is due primarily to the Late 1996 Acquisitions, which resulted in significantly higher expenses relative to the increased revenues. Net losses for the periods ended June 30, 1996 and 1997 were significantly impacted by the Company's significant amounts of depreciation, amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain statement of cash flows information of the Company (in thousands) for the six months ended June 30, 1996 and 1997. The Company consummated acquisitions of cable television systems in January, February, May, July and August 1996. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      1996          1997
                                                                    ---------     --------
                                                                         (UNAUDITED)
    STATEMENT OF CASH FLOWS DATA:
    Cash flows from operating activities..........................  $   1,539     $ 28,468
    Cash flows from investing activities..........................   (114,198)     (32,524)
    Cash flows from financing activities..........................    113,398        2,748

SIX MONTHS ENDED JUNE 30, 1996

     The Company's cash balance increased from zero as of January 1, 1996 to $0.7 million as of June 30, 1996.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $1.5 million for the six months ended June 30, 1996 reflecting (i) income from operations of $3.9 million before non-cash charges to income for depreciation and amortization of $4.7 million; (ii) interest paid of $3.4 million; and (iii) net working capital sources of approximately $1.0 million.

Cash Flows From Investing Activities

     The Company used cash during the six months ended June 30, 1996 of $98.7 million to fund its purchase of certain cable television systems. The Company also purchased property and equipment of $0.5 million during the six months ended June 30, 1996 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     In April 1996, prior to the Company's purchase of RMG, the Company loaned $15.0 million to RMG.

Cash Flows From Financing Activities

     The Company financed the acquisitions described above with net proceeds from the Bridge Loan.

SIX MONTHS ENDED JUNE 30, 1997

     The Company's cash balance decreased by $1.3 million from $8.8 million as of January 1, 1997 to $7.5 million as of June 30, 1997.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $28.5 million for the six months ended June 30, 1997 reflecting (i) income from operations of $57.8 million before non-cash charges to income for depreciation and amortization of $66.4 million; (ii) interest and other income received of $3.2 million, primarily from escrowed investments; (iii) interest paid of $38.1 million; (iv) $6.2 million in deferred revenue relating to payments received from certain programmers to launch and promote their new programs; and (v) other working capital uses and non-operating expenses of $0.6 million.

Cash Flows From Investing Activities

     The Company purchased property and equipment of $46.0 million during the six months ended June 30, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     The Company received $13.9 million in proceeds from sale of its escrowed investments upon maturity on January 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16,569 on February 1, 1997. During the six months ended June 30, 1997, the Company also paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

     The Company's cash flows from financing activities for the six months ended June 30, 1997 consisted primarily of net borrowings of $3.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

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

     For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent annual commitment reductions beginning in 1999, and matures in 2004. As of June 30, 1997, the Company had $337.0 million outstanding under the revolving credit facility, leaving availability of $138.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

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

     Borrowings under the revolving credit facility are available under interest rate options related to ABR (which is based on the administrative agent's published prime rate) and LIBOR. Interest rates vary under each option based on IP-IV's senior leverage ratio. For ABR loans the rate varies from ABR to ABR plus 0.50%, and for LIBOR loans the rate varies from LIBOR plus 0.75% to LIBOR plus 1.75%. Interest periods are specified as one, two or three months for LIBOR loans. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option. The Bank Facility also requires IP-IV to pay quarterly a commitment fee of 0.25% or 0.375% per year, depending on the senior leverage ratio of IP-IV, on the unused portion of available credit.

     The obligations of IP-IV under the Bank Facility are secured by a first priority pledge of the capital stock and/or partnership interests of IP-IV's subsidiaries, a negative pledge on other assets of IP-IV and subsidiaries and a pledge of any inter-company notes. The obligations of IP-IV under the Bank Facility are guaranteed by IP-IV's subsidiaries.

     The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of June 30, 1997 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

                       CHANGE IN MANAGING GENERAL PARTNER

     In February of this year Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, substantially all of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as in various other management partnerships for the Related InterMedia Entities, were converted or sold. Pursuant to these transactions, Mr. Hindery no longer holds a controlling interest in IMI or ICM-IV and ICM-IV is no longer the managing general partner of the Company.

     On August 5, 1997, Robert J. Lewis purchased from Mr. Hindery all of the outstanding stock of IMI for $0.025 million. IMI retained its .002% general partner interest in ICM-IV and was appointed managing general partner of ICM-IV. Concurrently, Mr. Hindery withdrew as managing general partner of ICM-IV and converted his general partner interest in ICM-IV to a limited partner interest, and TCI purchased substantially all of the limited partner interests in ICM-IV.

     IMI owns 95% of the equity interests in InterMedia Capital Management, LLC ("ICM-IV LLC"), a newly formed limited liability company. ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV and the .01% managing general partner interests in certain of ICP-IV's subsidiaries for approximately $0.090 million. ICM-IV's remaining general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

     ICP-IV and its subsidiaries' various senior debt and partnership agreements have been amended to reflect the change in the Managing General Partner of the Company. In addition, pursuant to the transactions described above, certain arrangements have been entered into that would cause a change in the Managing General Partner. In the event that Mr. Lewis dies or Mr. Hindery leaves his employment with TCI, Mr. Hindery has the right to repurchase all of the stock of IMI from Mr. Lewis and thereby will hold a controlling interest in IMI which controls the Managing General Partner. In addition, the limited partners, have the right to remove the Managing General Partner in certain circumstances.

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

     The Company has indebtedness that is substantial in relation to partners' capital. On June 30, 1997, the Company's total debt balance was approximately $849.0 million and partners' capital balance was approximately $31.8 million. Under the Financing, ICP-IV received $360.0 million of new equity from its partners, comprised of cash and in-kind contributions. See Part I, Item 1 "Financial Statements -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

LIMITED OPERATING HISTORY; DEPENDENCE ON MANAGEMENT

     ICP-IV was organized in March 1996. The partners of IP-IV transferred their partnership interests to ICP-IV in 1996. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of its performance. Pursuant to the Acquisitions, the Company substantially increased the size of its operations. Therefore, the historical financial data of the Company may not be indicative of the Company's future results of operations. Further, there can be no assurance that the Company will be able to successfully implement its business strategy. The future success of the Company will be largely dependent upon the efforts of senior management of its general partner, ICM-IV LLC. Although ICM-IV LLC as general partner of ICP-IV may acquire systems on behalf of the Company, there is no obligation to do so.

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

     The Company's systems elected the benchmark or cost-of-service methodologies to justify their basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The Company's cost-of-service cases justifying certain rates for the CPS tier of service are currently pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these cases.

     Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

RELATED PARTY TRANSACTIONS

     Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with the Related InterMedia Entities and its other affiliates. IMI, which is wholly owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of the Related InterMedia Entities. See Part II, Item 5 "Other Information --Change in Managing General Partner." Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                                    EXHIBIT                                 NUMBERED PAGES
-------     --------------------------------------------------------------------  --------------
    3.3     Amended and Restated Agreement of Limited Partnership of InterMedia
            Capital Partners IV, L.P. dated as of August 5, 1997 by and among
            InterMedia Capital Management, LLC, InterMedia Capital Management
            IV, L.P. and various other limited partners. (Exhibits omitted. The
            Company agrees to furnish a copy of any exhibit to the Commission upon request.)
  10.12     Consent and Second Amendment to Revolving Credit and Term Loan
            Agreement, dated as of July 30, 1996 and amended as of August 6,
            1996, dated as of February 28, 1997 among InterMedia Partners IV,
            L.P. and The Bank of New York, as Administrative Agent, and The Bank
            of New York, NationsBank of Texas, N.A., Toronto Dominion (Texas),
            Inc., as Arranging Agents, and NationsBank of Texas, N.A. and
            Toronto Dominion (Texas), Inc., as Syndication Agents, and the
            Financial Institution Parties thereto. (Exhibit omitted. The Company agrees to furnish a copy of any exhibit to the Commission upon request.)
   24.1     Power of Attorney (included on page 26).............................
   27.1     Schedule of Financial Data for InterMedia Capital Partners IV,
            L.P. ...............................................................

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1997.

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

                                          INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                          By: InterMedia Capital Management IV,
                                            L.P., its General Partner

                                          By: InterMedia Management, Inc., its
                                            General Partner

                                          By:         /s/ ROBERT J. LEWIS

                                            ------------------------------------
                                                      Robert J. Lewis
                                                         President
Date: August 13, 1997.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Edon V. Hartley, and Thomas R. Stapleton and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substation and resubstation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                 TITLE                       DATE
------------------------------------------   --------------------------------   -----------------

           /s/ ROBERT J. LEWIS                  President, Chief Executive       August 13, 1997
------------------------------------------      Officer and Sole Director of
             Robert J. Lewis                    InterMedia Management, Inc.
                                              (principal executive officer)

           /s/ EDON V. HARTLEY                  Chief Financial Officer of       August 13, 1997
------------------------------------------     InterMedia Management, Inc.
             Edon V. Hartley                  (principal financial officer)

         /s/ THOMAS R. STAPLETON               Vice President of InterMedia      August 13, 1997
------------------------------------------           Management, Inc.
           Thomas R. Stapleton                (principal accounting officer)