Form 10-Q
period 1997-09-30
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1997-11-07
CIK 1020817

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                      PAGE(S)
                                                                                      -------
PART I - FINANCIAL INFORMATION
     ITEM 1.  Financial Statements..................................................      1
     ITEM 2.  Management's Discussion and Analysis of Financial Condition and            11
              Results of Operations.................................................

PART II - OTHER INFORMATION
     ITEM 1.  Legal Proceedings.....................................................     21
     ITEM 2.  Changes in Securities.................................................     21
     ITEM 3.  Defaults Upon Senior Securities.......................................     21
     ITEM 4.  Submission of Matters to a Vote of Security Holders...................     21
     ITEM 5.  Other Information.....................................................     21
     ITEM 6.  Exhibits and Reports on Form 8-K......................................     26

SIGNATURES..........................................................................     27

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,
                                                                                          1997
                                                                    DECEMBER 31,      -------------
                                                                        1996
                                                                    -------------      (UNAUDITED)
ASSETS
Cash..............................................................    $   8,770         $   4,552
Accounts receivable, net of allowance for doubtful accounts of
  $2,130 and $2,516, respectively.................................       17,539            19,316
Escrowed investments held to maturity.............................       28,237            29,359
Interest receivable on escrowed investments.......................        2,194               567
Receivable from affiliate.........................................          923               381
Prepaids..........................................................        2,768             1,091
Other current assets..............................................          232               334
                                                                       --------          --------
          Total current assets....................................       60,663            55,600
Escrowed investments held to maturity.............................       60,518            31,148
Intangible assets, net............................................      634,087           570,330
Property & equipment, net.........................................      230,055           279,300
Deferred income taxes.............................................        9,910            14,711
Other non-current assets..........................................        1,466             2,251
                                                                       --------          --------
          Total assets............................................    $ 996,699         $ 953,340
                                                                       ========          ========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities..........................    $  28,973         $  29,995
Payable to affiliates.............................................        3,408             3,529
Deferred revenue..................................................       11,753            14,594
Accrued interest..................................................       20,322            14,156
                                                                       --------          --------
          Total current liabilities...............................       64,456            62,274
Deferred channel launch revenue...................................                          5,000
Long-term debt....................................................      846,000           859,000
Other non-current liabilities.....................................           70               115
                                                                       --------          --------
          Total liabilities.......................................      910,526           926,389
                                                                       --------          --------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares...........................       12,357            13,010
PARTNERS' CAPITAL
Preferred limited partnership interest............................       24,888            24,888
General and limited partners' capital.............................       50,778            (9,097)
Note receivable from general partner..............................       (1,850)           (1,850)
                                                                       --------          --------
          Total partners' capital.................................       73,816            13,941
                                                                       --------          --------
          Total liabilities and partners' capital.................    $ 996,699         $ 953,340
                                                                       ========          ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    --------------------     --------------------
                                                     1996         1997        1996         1997
                                                    -------     --------     -------     --------
Basic and cable services..........................  $27,262     $ 43,444     $33,370     $127,124
Pay service.......................................    6,694       10,601       7,893       30,817
Other service.....................................    5,501        9,790       6,128       28,641
                                                    -------     --------     -------     --------
                                                     39,457       63,835      47,391      186,582
                                                    -------     --------     -------     --------
Program fees......................................    8,555       13,849      10,136       40,244
Other direct and operating expenses...............    4,829        6,995       5,731       20,336
Depreciation and amortization.....................   21,786       30,648      26,521       97,051
Selling, general and administrative expenses......    7,374       11,893       8,975       35,476
Management and consulting fees....................      721          838         721        2,513
                                                    -------     --------     -------     --------
                                                     43,265       64,223      52,084      195,620
                                                    -------     --------     -------     --------
Loss from operations..............................   (3,808)        (388)     (4,693)      (9,038)
                                                    -------     --------     -------     --------
Other income (expense):
  Interest and other income.......................    4,307        1,217       4,759        3,998
  Gain on sale of investments.....................      286                      286
  Interest expense................................  (14,189)     (19,754)    (18,191)     (58,631)
  Other expense...................................     (525)        (134)       (526)        (436)
                                                    -------     --------     -------     --------
                                                    (10,121)     (18,671)    (13,672)     (55,069)
                                                    -------     --------     -------     --------
Loss before income tax (expense) benefit,
  extraordinary item and minority interest........  (13,929)     (19,059)    (18,365)     (64,107)
Income tax (expense) benefit......................     (388)       1,338        (388)       4,801
                                                    -------     --------     -------     --------
Net loss before extraordinary item and minority
  interest........................................  (14,317)     (17,721)    (18,753)     (59,306)
Extraordinary gain on early extinguishment of
  debt, net of tax................................   18,483                   18,483
Minority interest.................................     (464)        (225)       (464)        (653)
                                                    -------     --------     -------     --------
Net income(loss)..................................  $ 3,702     $(17,946)    $  (734)    $(59,959)
                                                    =======     ========     =======     ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED
                                        LIMITED      GENERAL      LIMITED        NOTES
                                        PARTNER      PARTNER     PARTNERS      RECEIVABLE       TOTAL
                                       ---------     -------     ---------     ----------     ---------
Syndication costs....................   $    (43)    $    (7)    $    (575)     $             $    (625)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1995.........        (43)         (7)         (575)                        (625)
Cash contributions...................                  1,913       188,637                      190,550
Notes receivable from General
  Partner............................                  1,850                      (1,850)
In-kind contributions, historical
  cost basis.........................                              237,805                      237,805
Conversion of GECC debt to equity....     25,000                    11,667                       36,667
Allocation of RMG's and IPWT's
  historical equity balances.........                 (2,719)     (239,368)                    (242,087)
Distribution.........................                             (119,775)                    (119,775)
Syndication costs....................        (69)        (10)         (911)                        (990)
Net loss.............................                   (311)      (27,418)                     (27,729)
                                          ------      ------        ------      --------       --------
Balance at December 31, 1996.........     24,888         716        50,062        (1,850)        73,816
Cash contributions (unaudited).......                     84                                         84
Transfer and conversion of General
  Partner Interest to Limited Partner
  Interest (unaudited)...............                   (799)          799
Net loss (unaudited).................                     (1)      (59,958)                     (59,959)
                                          ------      ------        ------      --------       --------
Balance at September 30, 1997
  (unaudited)........................   $ 24,888     $           $  (9,097)     $ (1,850)     $  13,941
                                          ======      ======        ======      ========       ========

          See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
                                                                                    1996          1997
                                                                                  ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................  $    (734)    $(59,959)
  Minority interest.............................................................        464          653
  Gain on disposal of fixed assets..............................................         (7)         (25)
  Depreciation and amortization.................................................     27,403       98,072
  Gain on sale of investment....................................................       (286)
  Extraordinary gain on early extinguishment of debt............................    (18,483)
  Changes in assets and liabilities:
    Accounts receivable.........................................................       (678)      (1,777)
    Interest receivable on escrowed investments.................................       (881)       1,627
    Receivable from affiliates..................................................     (1,239)         542
    Prepaids....................................................................     (3,137)       1,677
    Other current assets........................................................         33         (102)
    Deferred income taxes.......................................................        388       (4,801)
    Other non-current assets....................................................        504         (785)
    Accounts payable and accrued liabilities....................................      2,507          205
    Payable to affiliate........................................................      2,392          121
    Deferred revenue............................................................        430        2,841
    Accrued interest............................................................     (2,819)      (6,166)
    Deferred channel launch revenue.............................................                   5,000
    Other non-current liabilities...............................................       (517)          45
                                                                                  ---------     --------
  Cash flows from operating activities..........................................      5,340       37,168
                                                                                  ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of cable systems, net of cash acquired..............................   (413,511)
  Purchase of RMG Class A Common Stock..........................................       (329)
  Property and equipment........................................................     (8,293)     (81,889)
  Intangible assets.............................................................       (347)        (614)
  Note receivable...............................................................    (15,247)
  Purchases of escrowed investments.............................................    (88,756)
  Proceeds from maturity of escrowed investments................................                  28,248
  Proceeds from sale of investment..............................................      1,080
                                                                                  ---------     --------
  Cash flows from investing activities..........................................   (525,403)     (54,255)
                                                                                  ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt................................................    837,000       13,000
  Repayment of long-term debt...................................................   (350,583)
  Call premium and other fees on early extinguishment of debt...................     (4,716)
  Contributed capital...........................................................    190,530           84
  Partner distribution..........................................................   (120,755)
  Debt issue costs..............................................................    (16,925)        (215)
  Syndication costs.............................................................       (967)
                                                                                  ---------     --------
  Cash flows from financing activities..........................................    533,584       12,869
                                                                                  ---------     --------
Net change in cash..............................................................     13,521       (4,218)
Cash, beginning of period.......................................................                   8,770
                                                                                  ---------     --------
Cash, end of period.............................................................  $  13,521     $  4,552
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

     As of September 30, 1997, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                                BASIC         HOMES
                                                             SUBSCRIBERS     PASSED
                                                             -----------     -------
            Nashville/Mid-Tennessee Cluster................    331,833       519,534
            Greenville/Spartanburg Cluster.................    150,632       212,737
            Knoxville/East Tennessee Cluster...............    100,275       140,448
                                                               -------       -------
                      Total................................    582,740       872,719
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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1997, and its results of operations and cash flows for the three and nine months ended September 30, 1997. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1996.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Allocation of profits and losses

     Profits and losses are allocated in accordance with the provisions of ICP-IV's amended and restated partnership agreement, dated as of August 5, 1997, generally as follows:

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

          Profits are allocated first to the preferred limited partner in an amount sufficient to yield an 11.75% return compounded semi-annually on its capital contributions; second, to the partners which loaned money to the Partnership to the extent of and proportionate to previously allocated losses relating to such loans; third, among the partners, other than the preferred limited partner, in accordance with relative capital contributions, in an amount sufficient to yield a pre-tax return of 15% per annum on their capital contributions; and fourth, 20% to a certain limited partner and 80% to the limited and general partners, other than the preferred limited partner, in accordance with relative capital contributions.

3. ACQUISITIONS

     On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV (see Note 7 -- Related Party Transactions). The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

4. ESCROWED INVESTMENTS HELD TO MATURITY

     The Company's investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to twenty-two months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note
5 -- Long-Term Debt). During the nine months ended September 30, 1997, the Company paid interest of $32,994 on the senior notes with the proceeds from and interest earned on escrowed investments that matured on January 31 and July 31, 1997. The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:

                                                     DECEMBER 31, 1996            SEPTEMBER 30, 1997
                                                  -----------------------       -----------------------
                                                  CARRYING     ESTIMATED        CARRYING     ESTIMATED
                                                   VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                                  --------     ----------       --------     ----------
Matures within 1 year...........................  $ 28,237      $ 28,333        $ 29,359      $ 29,780
Matures between 1 and 2 years...................    60,518        61,019          31,148        31,513
                                                   -------       -------         -------       -------
          Total.................................  $ 88,755      $ 89,352        $ 60,507      $ 61,293
                                                   =======       =======         =======       =======

     The fair values of the investments are based on quoted market prices.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                   SEPTEMBER
                                                                  DECEMBER 31,        30,
                                                                      1996           1997
                                                                  ------------     ---------
     Bank revolving credit facility, $475,000 commitment as of
       September 30, 1997, interest currently at LIBOR plus
       1.25% payable quarterly, matures July 1, 2004..........      $334,000       $ 347,000
     Bank term loan; interest at LIBOR plus 2.375% payable
       quarterly, matures January 1, 2005.....................       220,000         220,000
     11 1/4% senior notes, interest payable semi-annually, due
       August 1, 2006.........................................       292,000         292,000
                                                                    --------        --------
                                                                    $846,000       $ 859,000
                                                                    ========        ========

     The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semi-annually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semi-annual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the term loan are at LIBOR plus 2.375% or ABR plus 1.125%. Interest rates vary on borrowings under the revolving credit facility from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Company's ratio of senior debt to annualized quarterly operating cash flow. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1996 and September 30, 1997, the interest rate on borrowings outstanding under the revolving credit facility was 7.125% and 7.06%, respectively.

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

     The estimated fair value of the interest rate swaps, which is gross of unrealized market gains or losses, is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996 and September 30, 1997, the fair market value of the interest rate swaps was $(2,700) and $(1,850), respectively.

     Borrowings under the Bank Facility are secured by the capital stock and partnership interests of IP-IV's subsidiaries.

     The 11 1/4% senior notes will be redeemable at the option of the Company, in whole or in part, subsequent to August 1, 2001 at specified redemption prices which will decline in equal annual increments and range from

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

105.625% beginning August 1, 2001 to 100.0% of the principal amount beginning August 1, 2004 through the maturity date, plus accrued interest.

     As of December 31, 1996 and September 30, 1997, ICP-IV has $90,949 and $61,074, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

     Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1996 and September 30, 1997 is $297,665 and $321,930, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1996 and September 30, 1997 approximate their fair value.

6. COMMITMENTS AND CONTINGENCIES

     The Company is committed to provide cable television services under franchise agreements with remaining terms of up to nineteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

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

7. RELATED PARTY TRANSACTIONS

     ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996. ICM-IV management fees of $838 and $2,513 were charged to expense for the three and nine months ended September 30, 1997, respectively. ICM-IV management fee expense was not recognized during the first seven months of 1996, until the Company's capital contributions were received from its partners. ICM-IV management fee expense for the three and nine months ended September 30, 1996 amounted to $721.

     InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), a newly formed limited liability company, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $991 and $1,448 for the three months ended September 30, 1996 and 1997, respectively, and $1,287 and $4,536 for the nine months ended September 30, 1996 and 1997, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

     On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company. (See Part II, Item 5 "Other Information -- Change in Managing General Partner.")

     As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the three months ended September 30, 1996 and 1997 amounted to $6,549 and $10,292, respectively, and $7,826 and $30,585 for the nine months ended September 30, 1996 and 1997, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,353 and $3,487 as of December 31, 1996 and September 30, 1997, respectively.

8. CHANNEL LAUNCH REVENUE

     During the nine months ended September 30, 1997, the Company received payments of $8,014 from certain programmers to launch and promote their new channels. Of the total amount received, the Company recognized advertising revenue of $174 and $1,627 during the three and nine months ended September 30, 1997, respectively, for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the launch agreements which range between five and ten years.

9. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the nine months ended September 30, 1996 and 1997, the Company paid interest of $20,128 and $63,776, respectively.

     As described in Note 3, during the nine months ended September 30, 1996 the Company acquired several cable television systems located in Tennessee and Georgia. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

          Fair value of assets acquired................................    $416,996
          Liabilities assumed, net of current assets...................      (1,259)
          Cash acquired in connection with RMG and IPWT acquisitions...      (2,226)
                                                                           --------
          Net cash paid................................................    $413,511
                                                                           ========

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

OVERVIEW

     The Company generates substantially all of its revenues from monthly subscription fees for basic, expanded basic (also referred to as cable programming services, "CPS"), premium and ancillary services (such as rental of converters and remote control devices) and installation charges. Additional revenues have been generated from local and national advertising sales, pay-per-view programming, internet access services and home shopping commissions.

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

     The Company acquired IPWT in exchange for limited partner interests in ICP-IV of $13.3 million, and extinguished $36.7 million of IPWT's indebtedness in exchange for non-cash consideration consisting of a limited partner interest in ICP-IV of $11.7 million and a preferred limited partner interest in ICP-IV of $25.0 million. TCI received non-cash consideration of $117.6 million in the form of a limited partner interest in ICP-IV in exchange for its contribution of the Greenville/Spartanburg System to the Company.

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

Rate Regulation and Competition

     The Company's operations are regulated by the Federal Communications Commission ("FCC") and local franchise authorities under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act"). Certain of the Company's cost of service cases justifying rates for the CPS or expanded basic tier of service are pending before the FCC. Additionally, pursuant to FCC regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Management believes that the Company has substantially complied in all material respects with related FCC regulations and the outcome of these proceedings will not have a material adverse effect on the Company.

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

Transactions with Affiliates

     Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. TCI is under no obligation to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended September 30, 1996 and 1997, the Company paid 76.6% and 74.3%, respectively, of its program fees to SSI. During the nine months ended September 30, 1996 and 1997, the Company paid 77.2% and 76.0%, respectively, of its program fees to SSI.

     The Company and its affiliated entities, InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. Effective August 5, 1997, IMI owns 95.0% of the equity interests in ICM-IV LLC, the managing general partner of the Company, and IMI is wholly owned by Robert J. Lewis. (See Part II, Item 5 "Other Information --Change in Managing General Partner.") Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.0 million and $1.4 million to the Company for the three months ended September 30, 1996 and 1997, respectively, and $1.3 million and $4.5 million for the nine months ended September 30, 1996 and 1997, respectively.

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

RESULTS OF OPERATIONS

     As described above, the Company acquired all of its cable television systems during the nine months ended September 30, 1996 ("1996 Acquisitions"). A significant portion of these acquisitions occurred in July and August 1996. Results of operations of the acquired cable television systems have been included in the Company's results of operations only from the dates the systems were acquired. The Company had no operations prior to its first acquisition on January 29, 1996. As a result, the comparability of the Company's results of operations for the three months and nine months ended September 30, 1996 and 1997 is affected by the 1996 Acquisitions, particularly by the acquisitions which closed on July 30, 1996 and August 1, 1996 ("Late 1996 Acquisitions").

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                                 1996                   1997
                                                         --------------------   ---------------------
                                                                   PERCENTAGE              PERCENTAGE
                                                         AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                                         -------   ----------   --------   ----------
                                                                         (UNAUDITED)
Statement of Operations Data:
Revenue................................................  $39,457      100.0%    $ 63,835      100.0%
Costs and Expenses:
  Program fees.........................................    8,555       21.7       13,849       21.7
  Other direct and operating expenses(1)...............    4,829       12.2        6,995       11.0
  Selling, general and administrative(2)...............    7,374       18.7       11,893       18.6
  Management and consulting fees.......................      721        1.8          838        1.3
  Depreciation and amortization........................   21,786       55.2       30,648       48.0
                                                         -------      -----     --------      -----
Loss from operations...................................   (3,808)      (9.7)        (388)      (0.6)
Interest and other income..............................    4,307       10.9        1,217        1.9
Gain on sale of investments............................      286        0.7
Interest expense.......................................  (14,189)     (36.0)     (19,754)     (30.9)
Other expense..........................................     (525)      (1.3)        (134)      (0.2)
Income tax (expense) benefit...........................     (388)      (1.0)       1,338        2.1
Extraordinary gain on early extinguishment of debt, net
  of tax...............................................   18,483       46.8
Minority interest......................................     (464)      (1.2)        (225)      (0.4)
                                                         -------      -----     --------      -----
Net income (loss)......................................  $ 3,702        9.4%    $(17,946)     (28.1)%
                                                         =======      =====     ========      =====
Other Data:
EBITDA(3)..............................................  $17,978       45.6%    $ 30,260       47.4%

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                                 1996                   1997
                                                         --------------------   ---------------------
                                                                   PERCENTAGE              PERCENTAGE
                                                         AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                                         -------   ----------   --------   ----------
                                                                         (UNAUDITED)
Statement of Operations Data:
Revenue................................................  $47,391     100.0%     $186,582     100.0%
Costs and Expenses:
  Program fees.........................................   10,136       21.4       40,244       21.6
  Other direct and operating expenses(1)...............    5,731       12.1       20,336       10.9
  Selling, general and administrative(2)...............    8,975       18.9       35,476       19.0
  Management and consulting fees.......................      721        1,5        2,513        1.3
  Depreciation and amortization........................   26,521       56.0       97,051       52.0
                                                         -------      -----     --------      -----
Loss from operations...................................   (4,693)      (9.9)      (9,038)      (4.8)
Interest and other income..............................    4,759       10.0        3,998        2.1
Gain on sale of investments............................      286        0.6
Interest expense.......................................  (18,191)     (38.4)     (58,631)     (31.4)
Other expense..........................................     (526)      (1.1)        (436)      (0.2)
Income tax (expense) benefit...........................     (388)      (0.8)       4,801        2.6
Extraordinary gain on early extinguishment of debt, net
  of tax...............................................   18,483       39.0
Minority interest......................................     (464)      (1.0)        (653)      (0.3)
                                                         -------      -----     --------      -----
Net loss...............................................  $  (734)      (1.5)%   $(59,959)     (32.1)%
                                                         =======      =====     ========      =====
Other Data:
EBITDA(3)..............................................  $21,828       46.1%    $ 88,013       47.2%

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

Revenues

     The Company's revenues for the three and nine months ended September 30, 1997 increased to $63.8 million and $186.6 million, respectively, as compared with $39.5 million and $47.4 million for the same periods ended September 30, 1996, respectively, due primarily to the 1996 Acquisitions. The Company's total revenues consisted of basic service revenues which represented 68.1% of total revenues for the three and nine months ended September 30, 1997, respectively, compared to 69.1% and 70.4% for the same periods ended September 30, 1996, respectively. The decreases in basic service revenues as a percentage of total revenues is due primarily to a proportionately higher volume of advertising sales, converter rental and other services provided by the systems acquired on July 30 and August 1, 1996, as compared to those systems acquired during the first six months of 1996. Pay service revenues of $10.6 million and $30.8 million for the three and nine months ended September 30, 1997, respectively, represented 16.6% and 16.5% of total revenues, compared to 17.0% and 16.7% for the three and nine months ended September 30, 1996, respectively. Other service revenues represented 15.3% and 15.4% of total revenues for the three and nine months ended September 30, 1997, respectively, compared to 13.9% and 12.9% for the three and nine months ended

September 30, 1996, respectively. Other service revenues for the three and nine months ended September 30, 1997 included non-recurring advertising revenue of $0.2 million and $1.6 million, respectively, earned from certain programmers to promote and launch their new services. The Company also recognized $0.5 million and $0.9 million of revenues for the three and nine months ended September 30, 1997, respectively, representing a portion of the remaining payments received during April and May 1997 from such programmers to launch and promote their new channels (see Part I, Item 1 "Financial Statements -- Note 8 Channel Launch Revenue").

     The Company served approximately 582,700 basic subscribers who subscribed to 433,600 pay units at September 30, 1997, compared to 570,200 basic subscribers and 432,600 pay units at September 30, 1996. Average basic service revenue per basic subscriber for the three and nine months ended September 30, 1997 was $24.92 and $24.42, respectively, compared to $22.46 and $21.93 for the same periods ended September 30, 1996, respectively. The increase represents rate increases implemented by certain of the Company's cable systems in September 1996 and during the nine months ended September 30, 1997 and higher effective basic service rates for the systems acquired on July 30 and August 1, 1996, compared to those systems acquired during the first six months of 1996. Average pay service revenue per pay unit for the three and nine months ended September 30, 1997 was $8.02 and $7.70, respectively, compared to $8.21 and $9.13 for the three and nine months ended September 30, 1996, respectively. The decrease between the 1997 and 1996 rates is due primarily to marketing promotions offered by the Company and the impact of the systems acquired on July 30 and August 1, 1996 with lower average pay service revenue per pay unit compared with those systems acquired during the first six months of 1996. The increased average pay service revenue per pay unit of $8.02 for the three months ended September 30, 1997, compared to $7.70 for the nine months ended September 30, 1997 is due primarily to an increase in pay-per-view revenue which resulted from a popular boxing event which took place during the three months ended September 30, 1997.

Program Fees

     Program fees for the three and nine months ended September 30, 1997 increased to $13.8 million and $40.2 million, respectively, as compared with $8.6 million and $10.1 million for the same periods ended September 30, 1996, respectively, due primarily to the Late 1996 Acquisitions. Program fees for the three and nine months ended September 30, 1997 represent 25.6% and 25.5%, respectively, of basic and pay service revenues compared to 25.2% and 24.6% for the three and nine months ended September 30, 1996, respectively. The increase as a percentage of basic and pay service revenues reflects the impact of program fee increases, which resulted from higher rates charged by certain programmers and the higher number of channels offered by the systems acquired on July 30 and August 1, 1996 compared to those acquired during the first six months of 1996 without the proportionately higher cable service revenues.

Other Direct Expenses

     Other direct expenses, which include costs related to technical personnel, franchise fees and repairs and maintenance, amounted to $7.0 million and $20.3 million for the three and nine months ended September 30, 1997, respectively, compared to $4.8 million and $5.7 million for the same periods ended September 30, 1996, respectively. The increase is a result of the Late 1996 Acquisitions. Other direct expenses as a percentage of total revenues, before non-recurring launch revenue, remained relatively constant at 11.1% and 11.0% for the three and nine months ended September 30, 1997, respectively, compared to 12.2% and 12.1% for the same periods ended September 30, 1996, respectively. The slight decrease for the three and nine months ended September 30, 1997 is due primarily to a decrease in franchise fee expense. During the nine months ended September 30, 1997 certain of the Company's systems began passing through franchise fee expenses to its subscribers.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 1997 increased to $11.9 million and $35.5 million, respectively, compared to $7.4 million and $9.0 million for the same periods ended September 30, 1996, respectively, due primarily to the Late 1996 Acquisitions. SG&A as a percentage of total revenues, before non-recurring launch revenue, remained relatively constant at 18.9% and 19.3% for the three and nine months ended September 30, 1997, respectively, compared to 18.7% and 18.9% for the same periods ended September 30, 1996, respectively.

Management and Consulting Fees

     Management and consulting fees of $0.8 million and $2.5 million for the three and nine months ended September 30, 1997, respectively, represent fees charged by ICM-IV. ICM-IV provides certain management services to the Company for a per annum fee of 1.0% of the Company's total non-preferred capital contributions, or $3.4 million. ICM-IV management fees were not accrued on the Company's books prior to July 30, 1996, the date on which the Company's capital contributions were received from its partners. ICM-IV management fees for the three and nine months ended September 30, 1996 amounted to $0.7 million.

Depreciation and Amortization

     Depreciation and amortization expense for the three and nine months ended September 30, 1997 increased to $30.6 million and $97.1 million, respectively, compared to $21.8 million and $26.5 million for the same periods ended September 30, 1996, respectively, as a result of the Late 1996 Acquisitions and capital expenditures of $111.8 million during the twelve months ended September 30, 1997, offset by the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

     Interest and other income of $1.2 million and $4.0 million for the three and nine months ended September 30, 1997, respectively, is comprised primarily of $0.8 million and $3.1 million of interest income earned on the escrowed securities for the three and nine months ended September 30, 1997, respectively. Interest and other income also includes $0.1 million and $0.3 million of interest income earned on cash and cash equivalents for the three and nine months ended September 30, 1997, respectively. Interest and other income of $4.3 million and $4.8 million for the three and nine months ended September 30, 1996, respectively, is comprised of the following: (i) equity distribution income of $2.9 million received from a former investee of RMG during the three months ended September 30, 1996, (ii) $0.1 million and $0.4 million of interest income earned during the three and nine months ended September 30, 1996, respectively, on a $15.0 million loan to RMH prior to the Company's acquisition of RMH on July 30, 1996, (iii) $0.9 million of interest income earned on the escrowed securities during the two months ended September 30, 1996, and (iv) other income and interest earned on cash and cash equivalents of $0.4 million and $0.6 million during the three and nine months ended September 30, 1996, respectively. The Company had no escrowed securities until it issued its 11.25% senior notes on July 30, 1996.

Gain on Sale of Investments

     The gain on sale of investments of $0.3 million for the three and nine months ended September 30, 1996 resulted from the sale of certain limited partner interests in August 1996.

Interest Expense

     Interest expense increased to $19.8 million and $58.6 million for the three and nine months ended September 30, 1997, respectively, compared to $14.2 million and $18.2 million for the three and nine months ended September 30, 1996, respectively, due primarily to higher debt balances during 1997 compared to the same periods in 1996. Interest expense for the three and nine months ended September 30, 1997 includes interest on borrowings outstanding under the Bank Facility and the Notes, which were incurred to finance the Company's acquisitions in July and August 1996. Interest expense for the three and nine months ended September 30, 1996 includes interest on a bridge loan obtained by a subsidiary of ICP-IV for acquisitions of certain cable television systems during the first seven months of 1996 and two month's interest on borrowings outstanding under the Bank Facility and the Notes.

Provision for Income Taxes

     As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Income tax benefit of $1.3 million and $4.8 million for the three and nine months ended September 30, 1997, respectively, and income tax expense of $0.4 million for the three and nine months ended September 30, 1996, has been recorded based on RMG's stand alone tax provision. RMG's tax expense for the periods ended September 30, 1996, versus tax benefit for the periods ended September 30, 1997, resulted primarily from its non-recurring equity distribution income of $2.9 million and gain on sale of certain limited partner interests of $0.3 million recognized during the two months ended September 30, 1996, net of loss from operations. Prior to ICP-IV's acquisition of RMG on July 30, 1996, the Company had no income tax expense or benefit.

Extraordinary Gain on Early Extinguishment of Debt

     The extraordinary gain on early extinguishment of debt of $18.5 million for the three and nine months ended September 30, 1996, includes (i) costs paid in July 1996 associated with the prepayment of RMG's long-term debt and (ii) recognition of the unamortized portion in July 1996 of a debt restructuring credit associated with the restructuring of IPWT's long-term debt in 1994.

Minority Interest

     Minority interest for the three and nine months ended September 30, 1997, represents accrued dividends of $0.2 million and $0.7 million, respectively, on RMG's mandatorily redeemable preferred stock held by a subsidiary of TCI as the minority shareholder of RMG's common stock. Minority interest for the three and nine months ended September 30, 1996 includes accrued dividends of $0.1 million on RMG's mandatorily redeemable preferred stock and the allocation of $0.3 million of RMG's income for the period from July 30, 1996 through September 30, 1996 to the minority shareholder. Prior to ICP-IV's acquisition of RMG on July 30, 1996, ICP-IV's consolidated subsidiaries were wholly-owned by ICP-IV.

Net Income (Loss)

     The Company's net loss for the three and nine months ended September 30, 1997 increased to $17.9 million and $60.0 million, respectively, compared to net loss before extraordinary gain on early extinguishment of debt, net of tax of $14.8 million and $19.2 million for the three and nine months ended September 30, 1996, respectively. The increase is due primarily to the Late 1996 Acquisitions, which resulted in significantly higher depreciation, amortization and interest expenses relative to the increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain statement of cash flows information of the Company (in thousands) for the nine months ended September 30, 1996 and 1997. The Company consummated acquisitions of cable television systems in January, February, May, July and August 1996. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ----------------------
                                                                      1996          1997
                                                                    ---------     --------
                                                                         (UNAUDITED)
    STATEMENT OF CASH FLOWS DATA:
    Cash flows from operating activities..........................  $   5,340     $ 37,168
    Cash flows from investing activities..........................   (525,403)     (54,255)
    Cash flows from financing activities..........................    533,584       12,869

NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's cash balance increased from zero as of January 1, 1996 to $13.5 million as of September 30, 1996.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $5.3 million for the nine months ended September 30, 1996 reflecting (i) income from operations of $21.8 million before non-cash charges to income for depreciation and amortization of $26.5 million; (ii) interest and other income received of $3.8 million; (iii) interest paid of $20.1 million; and (iv) other changes in working capital and other expenses of approximately $0.2 million.

Cash Flows From Investing Activities

     The Company used cash during the nine months ended September 30, 1996 of $415.7 million to fund the 1996 Acquisitions. The Company also received cash of $2.2 million as part of IPWT's and RMG's total assets acquired. In April 1996, prior to the Company's purchase of RMG, the Company loaned $15.0 million to RMG.

     The Company purchased property and equipment of $8.3 million during the nine months ended September 30, 1996 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     Under the terms of the related indenture, the Company purchased approximately $88.8 million in escrowed securities that, together with interest thereon, represent funds sufficient to provide for payment in full of interest on the Company's $292.0 million Notes through August 1, 1999.

Cash Flows From Financing Activities

     The Company financed the 1996 Acquisitions and its investment in the escrowed securities with proceeds from the issuance of the Notes, the $220.0 million Term Loan and borrowings of $338.0 million under the Revolving Credit Facility and $190.6 in cash contributions from the partners of ICP-IV. The Company subsequently repaid borrowings under the Revolving Credit Facility of $13.0 million. The Company paid debt issue costs of $16.9 million in connection with the offering of the Notes and the bank financing and paid syndication costs of $1.0 million in connection with raising its contributed equity.

     The Company repaid $350.6 of RMH's and IPWT's indebtedness upon its acquisition of these entities. The Company paid a call premium and other fees associated with the repayment of RMH's indebtedness of $4.7 million.

     The Company paid cash to TCI of $120.8 million as repayment of debt assumed upon TCI's contribution of the Greenville/Spartanburg System to the Company. The amount paid has been recorded as a distribution to TCI in the accompanying consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's cash balance decreased by $4.2 million from $8.8 million as of January 1, 1997 to $4.6 million as of September 30, 1997.

Cash Flows From Operating Activities

     The Company generated cash flows from operating activities of $37.2 million for the nine months ended September 30, 1997 reflecting (i) income from operations of $88.0 million before non-cash charges to income for depreciation and amortization of $97.1 million; (ii) interest and other income received of $5.6 million, primarily from escrowed investments; (iii) interest paid of $63.8 million; (iv) $5.8 million in deferred revenue relating to payments received from certain programmers to launch and promote their new programs; and (v) net working capital sources of $1.6 million, net of non-operating expenses.

Cash Flows From Investing Activities

     The Company purchased property and equipment of $81.9 million during the nine months ended September 30, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

     The Company received $28.2 million in proceeds from sale of its escrowed investments upon maturity on January 31 and July 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $33.0 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company also paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

     The Company's cash flows from financing activities for the nine months ended September 30, 1997 consisted primarily of net borrowings of $13.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

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

     For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent annual commitment reductions beginning in 1999, and matures in 2004. As of September 30, 1997, the Company had $347.0 million outstanding under the revolving credit facility, leaving availability of $128.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

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

     The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of September 30, 1997 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

COMMITMENTS AND CONTINGENCIES

     The Company has continuing commitments under franchise agreements and FCC regulations and is subject to litigation and other claims in the ordinary course of business. See Note 6 to the Consolidated Financial Statements included herein. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Regulation of the Cable Television Industry" and
"-- Expiration of Franchises."

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

     The Company has indebtedness that is substantial in relation to partners' capital. On September 30, 1997, the Company's total debt balance was approximately $859.0 million and partners' capital balance was approximately $13.9 million. Under the Financing, ICP-IV received $360.0 million of new equity from its partners, comprised of cash and in-kind contributions. See Part I, Item 1 "Financial Statements -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

     In addition, the Telecommunications Act of 1996 has repealed the cable/telephone cross-ownership ban, and telephone companies are now permitted to provide cable television service within their service areas. Certain of such potential service providers have greater financial resources than the Company, and in the case of local exchange carriers seeking to provide cable service within their service areas, have an installed plant and switching capabilities, any of which could give them competitive advantages with respect to cable television operators such as the Company.

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

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

     The Notes registered pursuant to the exchange offer completed in January 1997 (the "Exchange Notes") are new securities for which there is currently no market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. Although the Company was advised by NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") that, following completion of the private offering in July 1996, NationsBanc and Toronto Dominion intend to make a market in the Notes, they are not obligated to do so and any such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the development or liquidity of any market for the Exchange Notes. If a market for the Exchange Notes were to develop, the Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that, if a market for the Exchange Notes were to develop, such a market would not be subject to similar disruptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                                    EXHIBIT                                 NUMBERED PAGES
-------     --------------------------------------------------------------------  --------------
  * 3.3     Amended and Restated Agreement of Limited Partnership of InterMedia
            Capital Partners IV, L.P. dated as of August 5, 1997 by and among
            InterMedia Capital Management, LLC, InterMedia Capital Management
            IV, L.P. and various other limited partners.........................
 *10.12     Consent and Second Amendment to Revolving Credit and Term Loan
            Agreement, dated as of July 30, 1996 and amended as of August 6,
            1996, dated as of February 28, 1997 among InterMedia Partners IV,
            L.P. and The Bank of New York, as Administrative Agent, and The Bank
            of New York, NationsBank of Texas, N.A., Toronto Dominion (Texas),
            Inc., as Arranging Agents, and NationsBank of Texas, N.A. and
            Toronto Dominion (Texas), Inc., as Syndication Agents and the
            Financial Institution Parties thereto...............................
   24.1     Power of Attorney (included on page 27).............................
   27.1     Schedule of Financial Data for InterMedia Capital Partners IV,
            L.P. ...............................................................

---------------

* Incorporated by reference to the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 333-11893.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                          By: InterMedia Capital Management,
                                              LLC,
                                            its Managing General Partner

                                          By: InterMedia Management, Inc., its
                                            Managing Member

                                          By:         /s/ ROBERT J. LEWIS

                                            ------------------------------------
                                                      Robert J. Lewis
                                                         President
Date: November 7, 1997.

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

                SIGNATURE                                TITLE                      DATE
------------------------------------------   -----------------------------   ------------------

           /s/ ROBERT J. LEWIS                President, Chief Executive      November 7, 1997
------------------------------------------      Officer and Sole Director
             Robert J. Lewis                    of InterMedia Management,
                                                          Inc.
                                             (principal executive officer)

           /s/ EDON V. HARTLEY                Chief Financial Officer of      November 7, 1997
------------------------------------------    InterMedia Management, Inc.
             Edon V. Hartley                 (principal financial officer)

         /s/ THOMAS R. STAPLETON             Vice President of InterMedia     November 7, 1997
------------------------------------------         Management, Inc.
           Thomas R. Stapleton                   (principal accounting
                                                        officer)