Form 10-K405
period 1997-12-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1998-03-30
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


           This report, including exhibits, consists of 129 pages. The Index of Exhibits is found on page 119.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I
ITEM 1.              Business.......................................................................     3
ITEM 2.              Properties.....................................................................    22
ITEM 3.              Legal Proceedings..............................................................    23
ITEM 4.              Submission of Matters to a Vote of Security Holders............................    23

PART II
ITEM 5.              Market for Registrant's Common Equity and Related Stockholder
                     Matters........................................................................    23
ITEM 6.              Selected Financial Data........................................................    23
ITEM 7.              Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................................    27

PART III
ITEM 8.              Financial Statements and Supplementary Data....................................    44
ITEM 9.              Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure ......................................................    110
ITEM 10.             Directors and Executive Officers of the Registrant.............................    110
ITEM 11.             Executive Compensation.........................................................    113
ITEM 12.             Security Ownership of Certain Beneficial Owners and
                     Management.....................................................................    114
ITEM 13.             Certain Relationships and Related Transactions.................................    114

PART IV
ITEM 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............
                                                                                                        118

SIGNATURES..........................................................................................    121

SUPPLEMENTAL INFORMATION............................................................................    121

           INFORMATION CONTAINED IN THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, REGARDING ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH MATTERS AS THE COMPANY'S CLUSTERING AND OPERATING STRATEGIES, CAPITAL EXPENDITURES, THE DEVELOPMENT OF NEW SERVICES, THE EFFECTS OF COMPETITION, AND OTHER SUCH MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, AND THE COMPANY CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 "CERTAIN FACTORS AFFECTING FUTURE RESULTS." THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

           InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV") was formed on March 19, 1996 as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, to acquire and consolidate various cable television systems located in high-growth areas of the southeastern United States ("Southeast"). ICP-IV (together with its subsidiaries, the "Company") has one of the largest concentrations of basic subscribers in the Southeast and is the largest cable television service provider in Tennessee. The Company's operations are composed of three clusters that, in the aggregate, served approximately 577,600 basic subscribers and passed approximately 873,800 homes as of December 31, 1997.

           Acquisitions

           During the year ended December 31, 1996 the Company acquired cable television systems (the "Acquisitions") serving as of the acquisition dates approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia. The Acquisitions were accomplished through the following transactions:

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

                     (iii) The Company purchased the Houston, Texas cable television assets of Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. ("Prime Houston System") and exchanged with TCI on August 1, 1996 the Prime Houston System for the Nashville, Tennessee cable television system ("Nashville System") purchased by TCI from Viacom, Inc. ("Viacom") immediately prior to the exchange.

                     The Company paid cash of approximately $315.3 million for the Nashville System, including related acquisition costs and fees, and $300.0 million paid in May 1996 for the Prime Houston System. The Company financed the purchase of the Prime Houston System with non-recourse debt and owned the Prime Houston System temporarily in contemplation of exchanging the Prime Houston System with TCI for the Nashville System. TCI managed the Prime Houston System during the Company's ownership period and there was no economic effect to the Company as a result of owning the system. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense were excluded from the Company's consolidated financial statements for the year ended December 31, 1996. The acquisition of the Nashville System was accounted for as a purchase and results of operations are included in the Company's consolidated results only from the date the system was acquired.

           Prior to the Acquisitions, the Company had no operations.

           The Financing

           In connection with the Acquisitions, the Company obtained a $475.0 million revolving credit facility (the "Revolving Credit Facility") and a $220.0 million term loan (the "Term Loan," together with the Revolving Credit Facility, the "Bank Facility") and issued $292.0 million of senior subordinated notes (the "Notes"). The Company has also obtained capital contributions from its general and limited partners of $360.0 million, including the non-cash contributions of the Greenville/Spartanburg System and IPWT.

           Relationship with TCI and InterMedia Capital Management IV, L.P.

           TCI, through wholly owned subsidiaries, directly and indirectly owns 48.7% of ICP-IV's non-preferred equity. TCI is the largest cable television operator in the United States, with wholly owned and affiliated systems serving more than 14.4 million subscribers.

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

           Pursuant to ICP-IV's agreement of limited partnership (the "Partnership Agreement"), InterMedia Capital Management IV, L.P. ("ICM-IV"), the former managing general partner of ICP-IV, provides certain management services to the Company. See Item 13 "Certain Relationships and Related Transactions -- Change in Managing General Partner," "-- Management by ICM-IV LLC."

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

           As of December 31, 1997, operating data for the Company's three clusters was as follows:

                                                    Basic                         Homes                        Basic
                                                 Subscribers                     Passed                     Penetration
                                                 -----------                     ------                     -----------
Nashville/MidTennessee Cluster                     332,769                      525,140                        63.4%
Greenville/Spartanburg Cluster                     144,484                      203,519                        71.0%
Knoxville/East Tennessee Cluster                   100,380                      145,162                        69.2%
                                                   -------                      -------
  Total                                            577,633                      873,821                        66.1%
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

           For the year ended December 31, 1997, of the Company's total revenues, basic and tier services generated 68.2%, premium service fees 14.0%, pay-per-view revenues 2.3%, advertising revenues 4.4%, equipment rentals 5.6% and installation fees, home shopping commissions and other miscellaneous fees 5.5%.

OPERATING STRATEGY

           The Company owns and operates cable television systems in geographically clustered, high-growth markets in the Southeast. The operating strategy was developed by the Company's senior management team, which includes experienced operating, engineering, marketing and financial executives. The operating strategy includes the following key elements:

                     Cluster Subscribers. Management believes the Company will derive economies of scale and operating efficiencies by clustering its operations. Operational advantages and cost savings associated with clustering include centralizing management, billing, marketing, customer service, technical and administrative functions, and reducing the number of headends. The Company has begun the process of
           (i) creating regional customer service centers in each of the operating regions, which should allow the Company to staff, train and monitor its customer service operations more effectively, and (ii) reducing the number of its headends, engineering support facilities and associated maintenance costs. During 1997 the Company incurred additional expenses related to consolidating its regional operations. Management believes that clustering also provides the Company with significant revenue opportunities including the ability to attract additional advertising and to offer a broader platform for data services.

                     Focus on Regions with Attractive Demographics. Management believes that the Company will continue to benefit from the household growth in, and the outward expansion of, the metropolitan areas served by the Company. Furthermore, management believes that households located in areas with attractive demographics are more likely to subscribe to cable television services, premium service packages and new product offerings.

                     Upgrade Cable Television Systems. Management believes that the Company's "Capital Improvement Program," which is designed to comprehensively upgrade the Company's distribution network, will continue to reduce costs, create additional revenue opportunities, increase customer satisfaction and enhance system reliability. Through December 31, 1997, the Company had spent $130.9 million on its Capital Improvement Program. The implementation of the Capital Improvement Program has benefited the Company by providing expanded channel capacity, enhanced network quality and dependability, wider availability of addressable services and, in certain systems, the capability to offer digital cable service tiers and high speed Internet access.

                     Target Additional Revenue Sources. Management believes that the Company's geographic clustering, the demographic profile of its subscribers and its Capital Improvement Program have afforded the Company the opportunity to pursue revenue sources incremental to its core business. Management also believes that the Company can create additional revenue growth opportunities through further development of existing cable network, premium, pay-per-view, advertising and home shopping services. With the upgrade of its cable television plant, the Company is actively launching additional cable and premium channels, and is expanding pay-per-view choices through addressable converters. Possible future services include high-speed data transmission (including Internet access), near video-on-demand ("NVOD"), and interactive services such as video games. On January 17, 1997, the Company entered into an agreement with @Home Network ("@Home") to provide high-speed Internet access over the Company's broadband network in certain of the Company's cable television systems. With the use of a cable modem, @Home customers can access the Internet at speeds substantially in excess of conventional modems. The @Home service was beta tested and was commercially launched by the Company in the Nashville Metropolitan Market in September 1997. The Greenville/Spartanburg System began providing high speed data services in February 1998. For a fixed monthly rate @Home customers receive a cable modem, an e-mail account, unlimited high speed Internet access, an "always on" Internet connection, as well as access to proprietary @Home content and services.

                     In September 1997, the Company also made its first purchase of digital set-top terminals in preparation for the launch of InterMedia's Digital Cable Service ("I-DIG") in selected markets. Pursuant to the Capital Improvement Program, several of the Company's headends were upgraded in 1997 with equipment necessary to allow the reception and transmission of digital signals over the cable network. The Company plans to contract with National Digital Television Center, Inc., an affiliate of TCI, to provide certain services related to the transport and delivery of digitally compressed programming services to the Company's headends.

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

                     Increase Penetration Levels and Revenue per Subscriber. The Company continues to seek to increase its penetration levels for basic service, expanded basic service and premium service and to increase revenue per household through both new product offerings and marketing strategies such as (i) targeted promotions using database marketing techniques, (ii) retention marketing campaigns, (iii) augmenting the channel lineup for expanded basic services in certain systems based on customer surveys, (iv) offering multiplexed premium services in certain rebuilt systems and (v) increasing pay-per-view offerings in certain rebuilt systems.

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

UPGRADE STRATEGY AND CAPITAL EXPENDITURES

           The Company is proceeding with the upgrade and rebuild of its cable television operations ("Systems") pursuant to its Capital Improvement Program. A significant portion of the Capital Improvement Program is expected to be completed by 1998. The Capital Improvement Program is designed to (i) deploy fiber optic cable, (ii) consolidate and upgrade headends, (iii) increase the use of addressable technology, (iv) install two-way transmission capability in selected markets and (v) introduce digital compression capability. Through 2001, the Company currently expects to spend approximately $76.7 million in additional capital on the Capital Improvement Program that it expects to finance with internally generated cash flow and working capital available from borrowings under the Bank

Facility. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pro Forma Liquidity and Capital Resources."

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

           Deploy fiber optic cable. Fiber optic cable makes it possible to divide a system into a number of discrete service areas, or "nodes" of homes. The number of homes per node will vary, depending on the population density of the area covered by that section of the system. This design is expected to make it immediately possible to (i) narrow-cast advertising and programming to specific groupings of subscribers, (ii) significantly reduce ongoing maintenance and repair expenses and improve picture quality, as it reduces the number of active electronic devices in cascade, (iii) isolate the number of subscribers affected by most types of system malfunction or failure thus enhancing reliability and (iv) deliver data and interactive services. The Company's extensive deployment of fiber optic cable is also expected to reduce the number of headends operated by the Company, resulting in a decrease in the Company's headend-related capital and maintenance expenditures.

           Consolidate and upgrade headends with backup power and remote network monitoring. Where feasible, neighboring systems are being interconnected via fiber optic cable into a single, upgraded headend. Refinements planned for all headends are designed to deliver high system reliability and improved operating efficiency. Network monitoring is expected to make it possible to identify and correct many types of system malfunctions before they become evident to the subscriber.

           Increase use of addressable technology. Addressable technology is currently widely available in the Greenville/Spartanburg System and the Nashville System. The Company also intends to continue to expand its number of homes with access to addressable services, whether they are delivered in analog or digital format. Addressable technology provides subscribers with the ability to purchase the monthly, daily or per-event programs they desire and eliminates the need to send a technician to the subscriber's home when a subscriber changes his or her selection of services. Addressable technology can also provide substantial improvement in securing signals from theft of service.

           Install two-way transmission capability. Cable television systems traditionally have been designed to transmit in a single direction from the headend. The Capital Improvement Program is making two-way transmission possible throughout several of the Systems. Two-way capability has permitted the Company to introduce digital cable tiers and high speed data services.

           Provide the capability to carry digitally compressed signals. The Company is beginning to deploy digital technology in certain of its systems. Digital compression enables a system to carry additional channels. For example, where a 12-to-1 digital compression system is employed, a system with 10 available analog channels today can add up to 120 channels of digital services.

COMPETITION

           Cable television systems face competition from other sources of news and entertainment such as newspapers, movie theaters, live sporting events, Internet services, interactive computer programs and home video products, including videotape cassette recorders and alternative methods of receiving and distributing video programming. Competing sources of video programming include, but are not limited to, off-air broadcast television, direct broadcast satellite ("DBS") service, multipoint multichannel distribution service ("MMDS") systems, satellite master antenna television ("SMATV") systems and, potentially, municipalities, telephone and utility companies. In addition, the federal government in recent years has sought and continues to seek ways in which to increase competition in the cable industry. See "Legislation and Regulation." The extent to which cable service is competitive depends upon the ability of the cable system to provide at least the same quantity and quality of programming at competitive prices and service levels as competitors.

           DBS. DBS involves the transmission of an encoded signal directly from a satellite to the home user. DBS provides video service using a dish located at each subscriber's premises. Programming is currently available to the owners of home satellite dishes through conventional, medium and high-powered satellites. PrimeStar Partners, L.P. ("PrimeStar"), a consortium comprised of cable operators and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. In January 1997, PrimeStar launched a replacement medium-power DBS satellite which will enable it to increase its capacity to approximately 160 channels. The News Corporation Limited, MCI Communications Corp. and American Sky Broadcasting recently announced several agreements in which the three would sell to PrimeStar two high-powered DBS satellites under construction. This sale, which is subject to various governmental consents, has been challenged by several parties and is currently under review by the Justice Department and the Federal Communications Commission ("FCC"). On February 19, 1998, the FCC initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable television operators and whether the FCC's alien ownership restrictions should apply to DBS subscription services.

           Several other major companies are offering or are currently developing nationwide high-power DBS services, including DirecTV, Inc. ("DirecTV") and EchoStar Communications Corporation ("EchoStar"). DirecTV began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts, along with United States Satellite Broadcasting Company which uses capacity on DirecTV's satellite. Together, EchoStar and United States Satellite Broadcasting Company offer over 200 channels of service using video compression technology. EchoStar, which currently offers a similar package of programming, recently announced plans to offer some local television signals in a limited number of markets.

           Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception of such signals cannot be received. Efforts are underway at the United States Copyright Office and in Congress to ensure that local broadcast television offerings are permissible under the Copyright law. Legislation was recently introduced which would permit DBS operators to rebroadcast local television offerings upon compliance with certain requirements, including market-specific must-carry requirements and compliance with programming black-out obligations. The Company cannot predict whether such legislation will be passed, or the effect that it will have on the Company's business. The offering of local broadcast signals in DBS program packages would provide substantial competition to the cable industry and the Company.

           DBS service similar to the Company's basic expanded service starts at approximately $30 per month nationally. Prices for DBS systems have fallen dramatically over the last year. A DBS satellite dish can be purchased for approximately $200 or less under promotional offers from certain DBS service providers. The Company is experiencing increased competition from DBS for both its single family home customers and its multiple dwelling unit ("MDU") customers. For example, DBS services have begun targeting MDU complexes in the Company's service areas. While it is difficult to assess the magnitude of the impact that DBS will have on the Company's operations and revenues, there can be no assurance that it will not have a material adverse effect on the Company.

           MMDS/Wireless Cable. Wireless program distribution services such as MMDS, commonly called wireless cable television systems, use low-power microwave frequencies to transmit video programming to subscribers. These systems typically offer 20 to 34 channels of programming, which may include local programming. Because MMDS is a first generation technology in its early stages of implementation, it is difficult to assess the magnitude of the impact MMDS will have on the cable industry or upon the Company's operations and revenue. Advancement in MMDS distribution technology, including the proposed use of digital compression, could permit MMDS wireless operators to offer over 80 channels of programming. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS called Local Multipoint Distribution Service ("LMDS"), which is capable of transmitting voice as well as video transmissions. Spectrum auctions for LMDS licenses commenced in February 1998. The FCC has imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies which were recently upheld by the United States Court of Appeals for the District of Columbia Circuit. For a three-year period, cable operators and telephone companies will be precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. See "Certain Factors Affecting Future Results -- Competition in the Cable Television Industry; Rapid Technological Change." In addition, certain wireless cable companies may be able to implement more competitive strategies through their affiliations with telephone companies.

           SMATV. SMATV systems may also present potential competition for cable television operators. SMATV operators typically enter into exclusive agreements with apartment building owners or homeowners' associations to service condominiums, apartment complexes, hospitals, hotels, commercial complexes and other MDUs. This often precludes franchised cable operators from serving residents of such private complexes. Due to widespread availability of reasonably priced earth stations, SMATV systems can offer many of the same satellite-delivered program services that are offered by franchised cable television systems.

           In most of the Company's markets there are few MDUs. Also, under the Telecommunications Act of 1996 ("1996 Act"), the Company can engage in competitive pricing in response to pricing offered by SMATV systems. However, it is unclear, in particular because of a constantly changing regulatory environment, what the future impact of SMATV operators will be on the Company's operations and revenues. See "Certain Factors Affecting Future Results -- Competition in the Cable Television Industry; Rapid Technological Change."

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

           Telephone and other companies provide facilities for the transmission and distribution to homes and businesses of interactive personal computer services, including Internet access services and Web TV services, as well as data and other non-video services. The Company currently markets standard Internet Service Provider services and high-speed Internet access and data services in several areas served by its cable systems, and plans to continue to roll-out such services in additional markets. The high-speed cable modems currently used by the Company are capable of providing access to interactive online information services, including the Internet, at speeds up to 100 times faster than those of conventional or ISDN modems used by other service providers. Competitors in this area include local exchange companies (also known as local exchange carriers or "LECs"), Internet service providers, long distance carriers, satellite companies, other cable companies, consumer electronics companies and others, many of whom have more substantial financial resources than the Company. Several parties recently requested the FCC to fully deregulate packet-switched networks to allow the provision of high-speed broadband services without regard to present Local Access Transport Area or "LATA" boundaries and other regulatory restrictions, and the Company expects that competition in the Internet access and interactive services area will be significant. The Company cannot predict the likelihood of success of the broadband services offered by the Company's competitors or the impact on the Company of such competitive ventures.

           BellSouth Telecommunications, Inc. ("BellSouth") applied for cable franchises in certain of the Company's franchise areas in 1996 and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since publicly acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association ("TCTA") and the Cable Television Association of Georgia ("CTAG") filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia, including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators as the "Complainant Cable Operators" in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. In addition, the TCTA filed a petition with the Tennessee Regulatory Authority ("TRA") on November 27, 1996 seeking an investigation and audit by the TRA into BellSouth's activities concerning the construction and deployment of video distribution facilities in Tennessee. Specifically, the petition requests that the TRA review the TCTA's allegations regarding cross-subsidization, anti-competitive conduct and unlawful construction activities in light of Tennessee law and the TRA's rules and policies on promoting competition. The Company is joined by several other cable operators, who are also TCTA members, in bringing the petition.

           The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company.

           Overbuilds. Since the Systems generally operate under non-exclusive franchises, other operators may obtain franchises to build competing cable television systems. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") prohibits franchising authorities from unreasonably refusing to award additional franchises and permits the authorities to operate cable television systems themselves without franchises. In Georgia, a number of municipalities have constructed cable television systems and are providing cable services, Internet access services and data services in competition with the existing cable companies. The electric utility departments for these municipalities typically operate the majority of these municipally owned cable systems. On behalf of its member entities, the CTAG is supporting legislation which would ensure fair competition between municipalities and cable companies. The proposed legislation seeks, in part, to prohibit the cross-subsidization of the cable business by the municipal electric business and to generally ensure a level competitive playing field. In Tennessee, the municipal electric utility association and the rural electric cooperative association, on behalf of their members, are supporting legislation which will repeal a current ban on their ability to provide cable services, Internet access services and data services. The TCTA is opposing this legislation on behalf of its member entities. Should the ban be repealed, several municipalities throughout Tennessee, including a few municipalities in the Company's service areas that have expressed an interest in constructing a cable system, may provide competing cable services. The outcome of the legislative efforts in Georgia and Tennessee cannot be predicted at this time but could have a material effect on the ability of cable companies to provide competitive cable, Internet and other services. The Company is not aware of any material overbuild, or any pending applications for overbuilds, in any of its franchise areas except as noted above. However, the Company is unable to predict whether any of the Systems will be subject to an overbuild by franchising authorities or other cable operators in the future, or what effect, if any, such an overbuild may have on the Company.

           Other Competition. Other new technologies may become competitive with services that cable communications systems can offer. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has recently adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV"). With additional bandwidth to provide HDTV signals, a broadcaster could be a potential competitor providing multiple channels of digital video programming. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC recently established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming, along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services. Additionally, the 1996 Act permits registered public utility holding companies, subject to regulatory approval of the FCC, to diversify into telecommunications, information services and related services through a single-purpose subsidiary. Such utilities have substantial resources and could pose substantial competition to the cable industry.

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

FRANCHISES

           Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These typically contain many conditions, such as system upgrade or rebuild requirements, time limitations on commencement and completion of construction; general construction requirements; conditions of service, including number of channels, broad categories of programming, minimum customer service and technical performance standards; the provision of free public, educational and governmental channel access and support requirements; institutional network requirements; and maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Act. In connection with the renewal of a franchise, the franchise authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the 1984 Cable Act and other applicable federal, state and local laws. Under the 1996 Act, however, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal, or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services.

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

           The Systems hold numerous franchises, all of which are non-exclusive and provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range from 3.0% to 5.0% of the gross revenues generated by the system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Under the 1992 Cable Act, cable operators are permitted to itemize the franchise fee and any costs pertaining to franchise-imposed requirements on a subscriber's bill and may pass through such costs to subscribers. Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. Operators who relied on the FCC's order and did not permit required franchise fee payments may, in some circumstances, "pass through" such underpayments to subscribers.

           As of December 31, 1997, six franchises relating to approximately 1.4% of the Systems' basic subscribers have expired. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all six franchises are currently in informal renewal negotiations. The Company and the local franchising authorities are operating under extensions of previous franchises while renewal negotiations continue. During the next five years the renewal process must commence for approximately 33% of the Company's franchises relating to approximately 23% of the Systems' basic subscribers. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. Management believes that it has generally met the terms of its franchises and it anticipates that its future franchise renewal prospects generally will be favorable. Historically, the Company has never had a franchise revoked or failed to have a franchise renewed.

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

           In February 1994, the FCC revised its benchmark regulations. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were to reduce rates up to 17.0% of the rates in effect on September 30, 1992, adjusted for inflation, channel adjustments and changes in equipment and programming costs. Under certain conditions systems were permitted to defer these rate adjustments until July 14, 1994. Further rate reductions for cable systems whose rates were below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17.0% rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC subsequently adopted an order which made permanent its deferral of the full 17.0% rate reduction, and consequently these systems will not be required to reduce their rates by the full competitive differential previously implemented by the FCC. The FCC also adopted a cost of service rate form to permit operators to recover the costs of upgrading their plant.

           The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released in 1997 a series of orders in which it found the Company's rates in the majority of cases to be reasonable, but several cost of service cases are still pending before the FCC. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

           In November 1994, the FCC also revised its regulations governing rate adjustments due to channel changes and additions. From January 1, 1995 through December 31, 1996, cable operators could charge basic subscribers up to $.20 per channel for channels added after May 14, 1994. Adjustments to monthly rates during this period were capped at $1.20 plus an additional $.30 to cover programming license fees for those channels. During 1997, cable operators could increase rates by $.20 for one additional channel. Rates may also increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three-year period.

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

           In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34.0% of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. In the FCC orders released in 1996 and 1997 which found certain of the Company's rates to be reasonable, the FCC based its determinations on the final cost-of-service rules. The Company generally excluded 34.0% or more of system acquisition costs from its cost of service filings and, therefore, found the final rules, with few exceptions, to follow the Company's filing methodology. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs including increases in programming, retransmission, franchise, copyright and FCC user fees and increases in cable specific taxes and franchise related costs.

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

           Although regulation under the 1992 Cable Act has been detrimental to the Company, it is still not possible to predict the 1992 Cable Act's full impact on the Company. Its impact will be dependent, among other factors, on the continuing interpretation to be afforded by the FCC and the courts to the statute and the implementing regulations, as well as the actions of the Company in response thereto. The Company expects to continue to sustain higher operating costs in order to administer the additional regulatory burdens imposed by the 1992 Cable Act. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue, and a bill was recently introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999. The outcome of this bill cannot be predicted at this time.

           Cable Television Entry into Telephony. The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. The Company's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to local telephone companies (also known as LECs), and in part, will depend upon the outcome of various FCC rulemakings, including the current proceeding dealing with the interconnection obligations of telecommunications carriers. On August 8, 1996 the FCC adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. Although the FCC's interconnection order is intended to benefit new entrants in the local exchange market, it is uncertain how effective that order will be until the FCC completes all of its rulemaking proceedings under the 1996 Act, court appeals are concluded and state regulators complete implementation of the FCC's regulations. The Eighth Circuit Court of Appeals has overturned many of the interconnection rules affecting LECs, including the pricing rules, dialing parity rules, certain rules governing unbundled elements and the "pick and choose" rule (which allows carriers to request that the incumbent LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party, under the same terms and conditions). While the Eighth Circuit's decision remains in effect, on January 26, 1998, the United States Supreme Court agreed to hear several appeals from that decision. The Supreme Court will hear oral argument in its October 1998 term, and it is not expected to issue its decision until late 1998 or early 1999. Many states have applied the FCC's interpretations of the 1996 Act as guidelines, even though many FCC interconnection rules are not in effect.

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

           Ownership. The 1996 Act eliminates the statutory ban on the cross-ownership of a cable system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks pursuant to the requirements of the 1996 Act.

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

           Carriage of Broadcast Television Signals -- Must Carry/Retransmission Consent. The 1992 Cable Act contained new signal carriage requirements. The FCC's regulations implementing these provisions allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election by local broadcast stations was made on June 17, 1993 and the second election was made on October 6, 1996. Local noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, but are not given the option to negotiate retransmission consent for the carriage of their signal. In March 1997 the U.S. Supreme Court affirmed a District of Columbia three-judge court decision upholding the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. In addition, cable systems are required to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations (except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS), commercial radio stations and certain low powered television stations carried by such cable systems after October 5, 1993. Generally, a cable operator is required to dedicate up to one-third of its activated channel capacity for the carriage of commercial television broadcast stations, as well as additional channels for non-commercial television broadcast stations. The Company currently carries all broadcast stations pursuant to the FCC's must-carry rules and has obtained permission from all broadcasters who elected retransmission consent. The Company has not been required to pay cash compensation to broadcasters for retransmission consent nor been required by broadcasters to remove broadcast stations from cable television channel lineups. The Company has, however, agreed to carry some services (e.g. ESPN 2, Home & Garden TV, America's Talking and fX) in specified markets pursuant to retransmission consent arrangements for which it will pay monthly fees to the service providers (as it does with other satellite delivered services). The FCC will soon initiate a rulemaking proceeding on the carriage of broadcast television signals in HDTV and digital formats. The Company cannot predict the ultimate outcome of this proceeding which could have a material effect on the number of services that a cable operator will be required to carry.

           Leased Access. In addition to the obligation to set aside certain channels for public, educational and governmental access programming, the 1984 Cable Act also requires a cable television system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. As required by the 1992 Cable Act, the FCC has adopted rules regulating the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity and the terms and conditions for commercial use of such channels. On February 4, 1997 the FCC released amended rules for leased access. The rules, among other provisions, reduce the maximum rate cable operators can charge for leased access programming carried on a tier. It limits the circumstances under which cable operators are required to open additional leased access channels to accommodate part-time leases, permits resale of leased access time, and establishes a new procedure for complaint resolution. The new leased access rate formula has been appealed by a party seeking even lower rates for leased access.

           Content Provisions. Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to carry any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming. On March 24, 1997, the Supreme Court turned down the appeal of Playboy and Spice who were seeking a preliminary injunction to prevent the 1996 Act rules requiring cable operators to either scramble the audio and video feeds of sexually explicit adult programming or other indecent programming, or only carry such programming in "safe harbor" hours. The case will return to the District Court in Delaware for a decision on the merits. In addition, cable operators that provide Internet access or other online services may be subject to new indecency limitations. Legal proceedings have been instituted which challenge these scrambling requirements and indecency limitations on constitutional grounds.

           Copyright Laws. Cable television systems are subject to federal copyright licensing requirements under the Copyright Act, covering the carriage of broadcast signals. In exchange for filing certain reports and making semi-annual payments (based upon a percentage of revenues) to a federal copyright royalty pool, cable operators obtain a statutory blanket license to retransmit copyrighted material on broadcast signals. The Federal Copyright Royalty Tribunal, which made several adjustments in copyright royalty rates, was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Under the provisions of the Copyright Act, petitions were filed in December 1995 by parties seeking to raise and lower the copyright royalty rates.

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

           Pole Attachments. The 1984 Cable Act requires the FCC to regulate the rates, terms and conditions imposed by certain public utilities for cable systems' use of utility pole and conduit space unless the Federal Pole Attachment Act provides that state authorities can demonstrate that they adequately regulate cable television pole attachment rates, terms and conditions. In some cases utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and are using such cables for the distribution of non-video services. The FCC recently concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees, and that the 1984 Cable Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. Further, in the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers, and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Act, among other provisions, significantly increases future pole attachment rates for cable systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunications carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period. The FCC is currently conducting a rulemaking to revise the existing formula for the calculation of pole attachment and conduit occupancy rates charged to cable system operators. These revisions may increase the fees paid by cable operators to utilities for pole attachments and conduit space to be utilized for cable services and/or telecommunications services, as applicable.

           Anti-trafficking Provisions. The 1996 Act also repeals the 1992 Cable Act's anti-trafficking provision which generally required the holding of cable television systems for three years.

           Consumer Equipment. The 1996 Act requires the FCC, in consultation with industry standard-setting organizations, to adopt regulations which would encourage commercial availability to consumers of all services offered by multichannel video programming distributors. The 1996 Act states that the regulations adopted may not prohibit programming distributors from offering consumer equipment, so long as the cable operator's rates for such equipment are not subsidized by charges for the services offered. The 1996 Act further states that the rules also may not compromise the security of the services offered, or the efforts of service providers to prevent theft of service. The FCC may waive these rules so as not to hinder the development of advanced services and equipment. The 1996 Act requires the FCC to examine the market for closed captioned programming. The FCC recently prescribed regulations which ensure that video programming, with certain exceptions, is fully accessible through closed captioning.

           The 1992 Cable Act includes an "anti-buy-through prohibition" which prohibits cable systems that have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium movie channels. Cable systems which are not addressable are allowed a 10-year phase-in period to comply.

           Telephone and Cable Wiring. The FCC recently adopted new procedural guidelines governing the disposition of home run wiring (a line running to an individual subscriber's unit from a common feeder or riser cable) in MDUs. Owners of MDU buildings can use these new rules to require cable operators without contracts to provide cable service to either sell, abandon or remove home run wiring which may carry voice as well as video communications and terminate service to MDU subscribers unless operators retain rights under common or state law or maintain ownership rights in the home run wiring. The FCC is also holding a proceeding to determine whether it should restrict the use of "exclusive" contracts to provide cable service in MDU buildings. The outcome of this proceeding cannot be predicted, but it could have a material effect on the Company's ability to serve more MDU buildings and retain MDU subscribers.

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

           As of December 31, 1997, the Company has approximately 920 full-time employees. The Company's operational headquarters is located at 424 Church Street, Suite 1600, Nashville, Tennessee 37219, and its phone number there is
(615) 244-2300. The Company considers its relationship with its current employees to be good.

           The Company does not have foreign operations or export sales.


                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

           The Company has indebtedness that is substantial in relation to partners' capital. On December 31, 1997, the Company's total debt balance was approximately $876.5 million and partners' capital balance was approximately $2.3 million. Earnings were inadequate to cover fixed charges by approximately $74.8 million for the year ended December 31, 1997. See Item 8 "Financial Statements and Supplementary Data -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than InterMedia Partners IV, Capital Corp.) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

           There can be no assurance that the Company will generate earnings in future periods sufficient to cover its fixed charges, including its debt service obligations with respect to the Notes. In the absence of such earnings or other financial resources, the Company could face substantial liquidity problems. ICP-IV's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, including the successful implementation of the Capital Improvement Program (which the Company currently anticipates will require approximately $76.7 million in additional capital through 2001), and will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. Based upon expected increases in revenue and cash flow, the Company anticipates that its cash flow, together with available borrowings, including borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditure requirements and to service its debt requirements for the next several years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in order to satisfy its repayment obligations with respect to the Notes, ICP-IV may be required to refinance the Notes on their maturity. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company or at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HOLDING COMPANY STRUCTURE; STRUCTURAL SUBORDINATION

           The Notes are the general obligations of ICP-IV and InterMedia Partners IV, Capital Corp. ("IPCC") and rank pari passu with all senior indebtedness of ICP-IV and IPCC, if any. The Company's operations are conducted through the direct and indirect subsidiaries of IP-IV. ICP-IV and IPCC hold no significant assets other than their investments in and advances to ICP-IV's subsidiaries and ICP-IV and IPCC have no independent operations and, therefore, are dependent on the cash flow of ICP-IV's subsidiaries and other entities to meet their own obligations, including the payment of interest and principal obligations on the Notes when due. Accordingly, ICP-IV's and IPCC's ability to make interest and principal payments when due and their ability to purchase the Notes upon a Change of Control or Asset Sale (as defined in the Indenture) is dependent upon the receipt of sufficient funds from ICP-IV's subsidiaries and will be severely restricted by the terms of existing and future indebtedness of ICP-IV's subsidiaries. The Bank Facility was entered into by IP-IV and prohibits payment of distributions by any of ICP-IV's subsidiaries to ICP-IV or IPCC prior to February 1, 2000, and permits such distributions thereafter only to the extent necessary for ICP-IV to make cash interest payments on the Notes at the time such cash interest is due and payable, provided that no default or event of default with respect to the Bank Facility exists or would exist as a result.

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

FUTURE CAPITAL REQUIREMENTS

           Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company has implemented the Capital Improvement Program. Pursuant to the Capital Improvement Program, the Company is expanding and upgrading the Systems' plant to improve channel capacity and system reliability and to allow for interactive services such as enhanced pay-per-view, home shopping, data transmission (including Internet access) and other interactive services to the extent they become technologically viable and economically practicable. The Company expects to upgrade certain of its existing systems with a digital-capable, high-capacity, broadband hybrid fiber/coaxial network architecture to accomplish these objectives. The Company currently plans to spend approximately $76.7 million in additional capital through 2001 to fully implement the Capital Improvement Program. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company anticipates that it will continue to upgrade portions of its systems over the next several years, there can be no assurance that the Company will be able to upgrade its cable television systems at a rate that will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., MMDS and DBS) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). In addition, the Company currently estimates that it will make other capital expenditures through 2002 of approximately $130.9 million, principally for line extensions and other capital requirements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the

Company will be able to fund its Capital Improvement Program or any of its other capital expenditures. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes. See "The Company -- Upgrade Strategy and Capital Expenditures."

LIMITED OPERATING HISTORY; DEPENDENCE ON MANAGEMENT

           ICP-IV was organized in March 1996. The partners of IP-IV transferred their partnership interests to ICP-IV in 1996. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of its performance. Pursuant to the Acquisitions, the Company substantially increased the size of its operations. Therefore, the historical financial data of the Company may not be indicative of the Company's future results of operations. Further, there can be no assurance that the Company will be able to successfully implement its business strategy. The future success of the Company will be largely dependent upon the efforts of senior management. See
Item 13 "Certain Relationships and Related Transactions -- Management by ICM-IV LLC."

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

           Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, SMATV, LMDS and other new technologies. Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted. See "Competition."

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

           BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain cities in the Southeast. On October 22, 1996 the TCTA and the CTAG filed a formal complaint with the FCC challenging certain acts and practices that BellSouth is taking in connection with its deployment of video distribution facilities in certain areas of Tennessee and Georgia. In addition, the TCTA also filed a petition for investigation with the TRA concerning certain alleged acts and practices that BellSouth is taking in connection with its construction and deployment of cable facilities in Tennessee. The Company is joined by several other cable operators in the complaint. The Company cannot predict the likelihood of success in this complaint or the petition nor can there be any assurance that the Company will be successful with either the complaint or the petition. Furthermore, the Company cannot predict either the extent to which competition from BellSouth or other potential service providers will materialize or, if such competition materializes, the extent of its effect on the Company. See "Competition."

REGULATION OF THE CABLE TELEVISION INDUSTRY

           The cable television industry is subject to extensive regulation at the federal, state and local levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. In February 1996, Congress passed, and the President signed into law, major telecommunications reform legislation, the Telecommunications Act of 1996. Among other things, the 1996 Act reduces in some circumstances, and by 1999 will eliminate, rate regulation for CPS packages for all cable television systems and immediately eliminates regulation of this service tier for small cable operators. The FCC is undertaking numerous rulemaking proceedings to interpret and implement the provisions of the 1996 Act. The 1996 Act and the FCC's implementing regulations could have a significant effect on the cable television industry. In addition, the 1992 Cable Act imposed substantial regulation on the cable television industry, including rate regulation, and significant portions of the 1992 Cable Act remain in effect despite the enactment of the 1996 Act and remain highly relevant to the Company's operations.

           The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released in 1996 and 1997 a series of orders in which it found the Company's rates in the majority of cases to be reasonable, but several cost of service cases are still pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

           Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue, and a bill was recently introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999. The outcome of this bill cannot be predicted at this time. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company. See "Legislation and Regulation."

RELATED PARTY TRANSACTIONS

           Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners, a California limited partnership ("IP-I"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Partners III, L.P. ("IP-III"), and their consolidated subsidiaries and its other affiliates. InterMedia Management, Inc. ("IMI"), which is wholly owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP-I and IP-III and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest. See Item 13 "Certain Relationships and Related Transactions."

EXPIRATION OF FRANCHISES

           Six franchises relating to approximately 1.4% of the basic subscribers served by the Systems have expired as of December 31, 1997. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all six franchises are currently in informal renewal negotiations. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. Although management believes that it generally will be able to negotiate renewals of its franchises, there can be no assurance that the Company will be able to do so and the Company cannot predict the impact of any new or different conditions that might be imposed by franchising authorities in connection with such renewals. Failure to obtain franchise renewals or the imposition of new or different conditions could have a material adverse effect on the Company. See "Franchises."

LOSS OF BENEFICIAL RELATIONSHIP WITH TCI

           The Company's relationship with TCI currently enables the Company to
(i) purchase programming services and equipment from a subsidiary of TCI at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in TCI's marketing test results, (iii) share in the results of TCI's research and development activities and (iv) consult with TCI's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, TCI is under no obligation to offer such benefits to the Company, and there can be no assurance that such benefits will continue to be available in the future should TCI's ownership in the Company significantly decrease or should TCI for any other reason decide not to continue to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if TCI does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See "Item 1 Business -- the Company -- Relationship with TCI and InterMedia Capital Management IV, L.P."; Item 13 "Certain Relationships and Related Transactions -- Certain Other Relationships" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with Affiliates."

PURCHASE OF NOTES UPON A CHANGE OF CONTROL

           Upon the occurrence of a Change of Control, ICP-IV and IPCC are required to make an offer to purchase all outstanding Notes at a purchase price equal to 101.0% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that ICP-IV and IPCC will have available funds sufficient to purchase the Notes upon a Change of Control. In addition, any Change of Control, and any repurchase of the Notes required under the Indenture upon a Change of Control, would constitute an event of default under the Bank Facility, with the result that the obligations of the borrowers thereunder could be declared due and payable by the lenders. Any acceleration of the obligations under the Indenture or the Bank Facility would make it unlikely that IP-IV could make adequate distributions to ICP-IV in order to service the Notes and, accordingly, that IP-IV could make adequate distributions to ICP-IV as required to permit ICP-IV and IPCC to effect a purchase of the Notes upon a Change of Control.

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

           The Notes, registered pursuant to the exchange offer completed in January 1997 (the "Exchange Notes") are securities for which there is a limited market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") have made a market in the Notes, however such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the continued development or liquidity of any market for the Exchange Notes. The Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that a market for the Exchange Notes will continue to develop or that such a market would not be subject to similar disruptions.

YEAR 2000

           The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company relies on third party software for all significant information systems applications. The Company has initiated formal communications with all of its significant suppliers in determining the impact on the Company if those third parties fail to remediate their own Year 2000 issues. Representations have been received from all of the Company's primary suppliers indicating that they are either fully compliant or have plans in place to ensure compliance. The Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. There can be no assurance that the Company's third party suppliers will all be fully compliant and the failure of the Company or its primary suppliers to resolve the Year 2000 issue adequately could have a material adverse effect on the Company.

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

ITEM 6.    SELECTED FINANCIAL DATA

           The historical financial and operating data of the Company as of December 31, 1995 and as of and for the years ended December 31, 1996 and 1997 include the results of operations of the Kingsport System, the ParCable System, IPWT, Robin Media Holdings, Inc. ("RMH"), the Greenville/Spartanburg System, the Nashville System and the Miscellaneous Systems only from the dates the systems were acquired by the Company in 1996. Prior to its acquisition of the Systems, the Company had no operating results to report. Selected financial data has not been provided for IPCC because its financial position and results of operations are insignificant.

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

                                   THE COMPANY
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                           1995               1996              1997
                                                                      --------------      ------------      --------------
STATEMENT OF OPERATIONS DATA:
Revenue...........................................................    $           --      $    106,417      $     251,671
Operating expenses:
  Program fees....................................................                --           (22,881)           (53,903)
  Other operating costs...........................................                --           (35,043)           (78,213)
  Depreciation and amortization...................................                --           (64,707)          (130,428)
                                                                      --------------      ------------      -------------
Loss from operations..............................................                --           (16,214)           (10,873)
Interest and other income.........................................                --             6,398              5,148
Gain on sale of cable system......................................                                                 10,006
Gain on sale of investments.......................................                --               286
Interest expense..................................................                --           (37,742)           (78,185)
Other expense.....................................................                --            (1,216)              (853)
                                                                      --------------      ------------      -------------
Loss before income taxes..........................................                --           (48,488)           (74,757)
Income tax benefit................................................                --             2,596              4,026
                                                                      --------------      ------------      -------------
Net loss before extraordinary items...............................                --           (45,892)           (70,731)
Extraordinary gain on early extinguishments of debt,
  net of tax......................................................                --            18,483                 --
Minority interest.................................................                --              (320)              (882)
                                                                      --------------      ------------      -------------
Net loss..........................................................    $           --      $    (27,729)     $     (71,613)
                                                                      ==============      ============       ============
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets......................................................    $          707      $    996,699      $     970,764
Total debt........................................................                --           846,000            876,500
Total partners' capital (deficit).................................              (625)           73,816              2,287

FINANCIAL RATIOS AND OTHER DATA:
EBITDA(1).........................................................    $           --      $     48,493      $     119,555
EBITDA margin(1)..................................................                --              45.6%              47.5%
Cash flows from operating activities..............................    $           --      $     37,697      $      58,627
Cash flows from investing activities..............................                --          (557,013)           (91,209)
Cash flows from financing activities..............................                --           528,086             30,200
Capital expenditures (excluding acquisitions).....................                --            38,167            129,573
Ratio of earnings to fixed charges(2).............................                --                --                 --

OPERATING STATISTICAL DATA (AT END OF PERIOD, EXCEPT AVERAGES):
Homes passed......................................................                --           852,043            873,821
Basic subscribers.................................................                --           573,655            577,633
Basic penetration.................................................                --              67.3%              66.1%
Average monthly revenue per basic subscriber(3)...................    $           --      $      30.71      $       36.17

                       PREVIOUSLY AFFILIATED ENTITIES (4)
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)




                                                                  YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                            1991           1992            1993           1994            1995
                                        ------------   -------------  -------------   -------------  -------------
STATEMENT OF OPERATIONS DATA:
Revenue   ............................  $      9,616   $      32,581  $      57,685   $      73,049  $     128,971
Operating expenses:
   Program fees.......................        (1,644)         (4,933)        (9,376)        (13,189)       (24,684)
   Other operating costs..............        (4,536)        (12,766)       (20,215)        (25,675)       (47,360)
   Management and consulting
     fees ............................            --            (177)          (465)           (585)          (815)
   Depreciation and
     amortization.....................       (15,884)        (56,511)       (66,940)        (68,216)       (70,154)
                                        ------------   -------------  -------------   -------------  -------------
        Total operating
          expenses....................       (22,064)        (74,387)       (96,996)       (107,665)      (143,013)
                                        ------------   -------------  -------------   -------------  -------------
Loss from operations..................       (12,448)        (41,806)       (39,311)        (34,616)       (14,042)
Interest and other income.............             7           8,793          8,898           1,442          1,172
Gain (loss) on disposal of
   fixed assets.......................            --              (2)        (1,967)         (1,401)           (63)
Interest expense......................        (8,640)        (32,357)       (44,760)        (44,278)       (48,835)
Other expense.........................            --              (8)          (508)           (194)          (644)
Equity in net loss of
   investee...........................            --          (4,900)            --              --             --
                                        ------------   -------------  -------------   -------------  -------------
Loss before income tax
   benefit ...........................       (21,081)        (70,280)       (77,648)        (79,047)       (62,412)
Income tax benefit....................                        13,756         21,656          19,020         17,502
                                        ------------   -------------  -------------   -------------  -------------
Net loss  ............................  $    (21,081)  $     (56,524) $     (55,992)  $     (60,027) $     (44,910)
                                        ============   =============  =============   =============  =============
BALANCE SHEET DATA (AT END OF
   PERIOD):
Total assets..........................  $     67,732   $     430,716  $     357,652   $     275,058  $     590,494
Total debt............................        92,877         408,655        431,896         403,500        411,219
Total equity (deficit)................       (27,881)        (73,808)      (129,800)       (166,977)        37,249
FINANCIAL RATIOS AND OTHER
   DATA:
EBITDA(1).............................  $      3,436   $      14,705  $      27,629   $      33,600  $      56,112
EBITDA margin(1)......................         35.7%           45.1%          47.9%           46.0%          43.5%
Cash flows from operating
   activities.........................         3,627           4,993        (12,186)           (112)         8,107
Cash flows from investing
   activities.........................        (3,460)         (4,937)       (30,838)          4,871        (24,614)
Cash flows from financing
   activities.........................           (37)             --         12,692          (4,784)        18,066
Capital expenditures
   (excluding acquisitions)...........         3,350           9,842         11,334          12,432         26,301
Ratio of earnings to fixed
   charges(2).........................            --              --             --              --             --
OPERATING STATISTICAL DATA (AT
  END OF PERIOD, EXCEPT
  AVERAGES):
Homes passed..........................        65,653         228,462        308,429         332,645        503,246
Basic subscribers.....................        42,374         150,733        211,745         227,050        354,436
Basic penetration.....................         64.5%           66.0%          68.7%           68.3%          70.4%
Premium service units.................        18,128          78,868        128,732         151,528        265,216
Premium penetration...................         42.8%           52.3%          60.8%           66.7%          74.8%
Average monthly revenue per
   basic subscriber(3)................  $      18.83   $       25.20  $       27.86   $       27.85  $       31.08
                                            SEVEN
                                           MONTHS
                                            ENDED         PERIOD
                                          JULY 31,        1/1/96--
                                            1995          7/30/96
                                       -------------   --------------
STATEMENT OF OPERATIONS DATA:
Revenue   ............................ $      72,578   $      81,140
Operating expenses:
   Program fees.......................       (13,923)        (17,080)
   Other operating costs..............       (25,663)        (30,720)
   Management and consulting
     fees ............................          (530)           (398)
   Depreciation and
     amortization.....................       (41,141)        (36,507)
                                       -------------   -------------
        Total operating
          expenses....................       (81,257)        (84,705)
                                       -------------   -------------
Loss from operations..................        (8,679)         (3,565)
Interest and other income.............           888             209
Gain (loss) on disposal of
   fixed assets.......................            39             (14)
Interest expense......................       (28,157)        (47,545)
Other expense.........................          (656)           (123)
Equity in net loss of
   investee...........................            --              --
                                       -------------   -------------
Loss before income tax
   benefit ...........................       (36,565)        (51,038)
Income tax benefit....................         8,642          14,490
                                       -------------   -------------
Net loss  ............................ $     (27,923)  $     (36,548)
                                       =============   =============
BALANCE SHEET DATA (AT END OF
   PERIOD):
Total assets..........................                 $     578,870
Total debt............................                       423,659
Total equity (deficit)................                        10,150
FINANCIAL RATIOS AND OTHER
   DATA:
EBITDA(1)............................. $      32,462   $      32,942
EBITDA margin(1)......................         44.7%           40.6%
Cash flows from operating
   activities.........................         8,441          (8,169)
Cash flows from investing
   activities.........................        (7,856)        (18,737)
Cash flows from financing
   activities.........................            28          24,249
Capital expenditures
   (excluding acquisitions)...........         9,745          18,588
Ratio of earnings to fixed
   charges(2).........................            --              --
OPERATING STATISTICAL DATA (AT
  END OF PERIOD, EXCEPT
  AVERAGES):
Homes passed..........................       497,130         512,926
Basic subscribers.....................       345,039         360,057
Basic penetration.....................         69.4%           70.2%
Premium service units.................       258,928         264,541
Premium penetration...................         75.0%           73.5%
Average monthly revenue per
   basic subscriber(3)................ $       31.67   $       32.35

                        NOTES TO SELECTED FINANCIAL DATA

(1)  Earnings before interest, income taxes, depreciation and amortization, gain
     (loss) on sale of investments, gain (loss) on sale of cable system, extraordinary gain on early extinguishments of debt, other income (expense), minority interest and equity in net loss of investee (which is applicable only to RMH in 1992, see Note 7 to RMH Consolidated Financial Statements). EBITDA margin is EBITDA divided by total revenue. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with generally accepted accounting principles ("GAAP").

(2) In computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax expense (benefit) and fixed charges. Fixed charges include interest on long-term borrowings, related amortization of debt issue costs and the portion of rental expense under operating leases deemed to be representative of the interest factor. The Company's earnings for the years ended December 31, 1996 and 1997 were inadequate to cover fixed charges by $48,488 and $74,757, respectively. For the Previously Affiliated Entities, earnings for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, for the seven months ended July 31, 1995 and for the period from January 1, 1996 through July 30, 1996 were inadequate to cover fixed charges by $21,081, $70,280, $77,648, $79,047, $62,412, $36,565 and
     $51,038, respectively. RMH's ratio of earnings to fixed charges for 1991 is not included in the amounts listed above for the Previously Affiliated Entities as the information is not practicable to obtain. The 1992 amount for RMH represents earnings inadequate to cover fixed charges for the period from May 1, 1992 to December 31, 1992.

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

           The Systems have generated increases in revenues during each of the past three years ended December 31, 1997, primarily as a result of internal subscriber growth and rate increases. The Company's ability to increase its basic and expanded basic service rates has been limited by the 1992 Cable Act, which generally became effective on September 1, 1993. However, after 1994, channels have been added in certain of the Company's cable television systems and rate increases have been implemented on the expanded basic tier. Programming fees, which comprise a substantial portion of total operating expenses, have experienced significant industry-wide increases. Operating, general and administrative expenses have also increased as a result of subscriber growth, and for 1995 also due to costs related to implementing rate regulation. These factors have had a negative impact on EBITDA margins. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and other income (expense). EBITDA margin is defined as EBITDA divided by total revenues. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with GAAP.

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

Acquisitions

           During the year ended December 31, 1996, the Company acquired cable television systems serving approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Prime Houston System and the exchange with TCI on August 1, 1996 of the Prime Houston System for the Nashville System purchased by TCI from Viacom immediately prior to the exchange, and (iv) the purchases on January 29, 1996, February 1, 1996, May 2, 1996, July 1, 1996, and August 6, 1996 of the Miscellaneous Acquisitions.

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

           RMH and IPWT have elected to justify their existing basic and CPS tier rates under FCC cost of service rules, which are subject to further revision and regulatory interpretation. The Nashville System, the Greenville/Spartanburg System and the Kingsport System have determined their rates based on a benchmark established by the FCC. Certain of RMH's and IPWT's cost of service cases justifying rates for the CPS tier of service have been found to be reasonable by the FCC and certain other cases are still pending before the FCC. Pursuant to FCC regulations, several local franchises have requested that the FCC review the Systems' basic rate justifications. Management believes that the Systems have substantially complied in all respects with related FCC regulations and the outcome of these proceedings will not have a material adverse effect on the financial position and results of operations of the Company. See Item 1 "Certain Factors Affecting Future Results -- Regulation of the Cable Television Industry" and "Legislation and Regulation."

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

Transactions with Affiliates

           TCI's indirect ownership of IPWT and RMH and its direct ownership of the Greenville/Spartanburg System from January 27, 1995 enabled each of these systems to purchase programming services from Satellite Services Inc. ("SSI"), a subsidiary of TCI. During the year ended December 31, 1995 and the period from January 1, 1996 through July 30, 1996, IPWT and RMH paid, in the aggregate, 81.4% of their program fees to SSI. During the period from January 27, 1995 to December 31, 1995 and the period from January 1, 1996 through July 30, 1996, the Greenville/Spartanburg System paid, in the aggregate, 82.6% of its program fees to SSI.

           Due to TCI's equity ownership in the Company, the Company is also able to purchase programming services from SSI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. TCI is under no obligation to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the years ended December 31, 1996 and 1997, the Company paid 76.7% and 76.3%, respectively, of its program fees to SSI.

           The Company and its affiliated entities InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with InterMedia Management Inc. ("IMI"), pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. Effective August 5, 1997, IMI owns 95.0% of the equity interests in ICM-IV LLC, the managing general partner of the Company, and IMI is wholly owned by Robert J. Lewis. (See Item 13. "Certain Relationships and Related Transactions.") Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $3.0 million and $6.3 million to the Company for the years ended December 31, 1996 and 1997, respectively, $0.6 million and $0.4 million to IPWT in 1995 and the first seven months of 1996, respectively, and $2.4 million and $1.5 million to RMH in 1995 and the first seven months of 1996, respectively.

           ICM-IV provides certain management services to the Company for an annual fee of one percent of the Company's total non-preferred capital contributions.

           In February 1997 Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, substantially all of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as various other management partnerships for the Related InterMedia Entities, have been converted or sold. Pursuant to these transactions, Mr. Hindery no longer holds a controlling interest in IMI or ICM-IV. (See Item 13. "Certain Relationships and Related Transactions.")

RESULTS OF OPERATIONS -- THE COMPANY

           As described above, the Company acquired all of its cable television systems during the year ended December 31, 1996 ("1996 Acquisitions"). A significant portion of these acquisitions occurred in July and August 1996. Results of operations of the acquired cable television systems have been included in the Company's results of operations only from the dates the systems were acquired. The Company had no operations prior to its first acquisition on January 29, 1996. As a result, the comparability of the Company's results of operations for the years ended 1996 and 1997 is affected by the 1996 Acquisitions.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                           1996                        1997
                                                                                   ----------------------     ----------------------
                                                                                               PERCENTAGE                 PERCENTAGE
                                                                                     AMOUNT    OF REVENUE     AMOUNT      OF REVENUE
                                                                                     ------    ----------     ------      ----------
Statement of Operations Data:
Revenue ......................................................................     $ 106,417      100.0%      $ 251,671      100.0%
Costs and Expenses:
  Program fees ...............................................................       (22,881)     (21.5)        (53,903)     (21.4)
  Other direct expenses(1) ...................................................       (13,148)     (12.4)        (26,529)     (10.5)
  Selling, general and administrative expenses(2) ............................       (20,337)     (19.1)        (48,334)     (19.2)
  Management and consulting fees .............................................        (1,558)      (1.5)         (3,350)      (1.3)
  Depreciation and amortization ..............................................       (64,707)     (60.8)       (130,428)     (51.8)
                                                                                   ---------      -----       ---------      -----
Loss from operations .........................................................       (16,214)     (15.3)        (10,873)      (4.3)
Interest and other income ....................................................         6,398        6.0           5,148        2.0
Gain on sale of cable system .................................................                                   10,006        4.0
Gain on sale of investments ..................................................           286        0.3
Interest expense .............................................................       (37,742)     (35.5)        (78,185)     (31.1)
Other expense ................................................................        (1,216)      (1.1)           (853)      (0.3)
Income tax benefit ...........................................................         2,596        2.4           4,026        1.6
Extraordinary gain on early extinguishment of debt, net of tax ...............        18,483       17.4
Minority interest ............................................................          (320)      (0.3)           (882)      (0.4)
                                                                                   ---------      -----       ---------      -----
Net loss .....................................................................     $ (27,729)     (26.1)      $ (71,613)     (28.5)
                                                                                   =========      =====       =========      =====
Other Data:
EBITDA(3) ....................................................................     $  48,493       45.6%      $ 119,555       47.5%

----------

(1) Other direct expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, gain (loss) on sale of investments, gain (loss) on sale of cable system, extraordinary gain on early extinguishment of debt, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Consolidated Financial Statements included elsewhere in this Form 10-K.

Revenues

           The Company's revenues for the year ended December 31, 1997 increased to $251.7 million as compared with $106.4 million for the year ended December 31, 1996 due primarily to the 1996 Acquisitions. Total revenues for the year ended December 31, 1997 included non-recurring advertising revenue of $2.0 million, earned from certain programmers to promote and launch their new services. The Company also recognized $1.5 million of revenues, representing a portion of the remaining proceeds received during 1997 from such programmers to launch their new services.

           The Company served approximately 577,600 basic subscribers at December 31, 1997, compared to approximately 573,700 at December 31, 1996. The December 31, 1997 basic subscriber count reflects a reduction of approximately 7,400 basic subscribers resulting from the Company's sale of its cable television assets located in and around Royston and Toccoa, Georgia on December 5, 1997. (See Note 3--"Acquisitions and Sale of Cable Properties" to the Company's Consolidated Financial Statements.) The increase in basic subscribers resulted primarily from household growth. The Company's basic subscriber penetration decreased from 67.3% to 66.1% at December 31, 1996 and 1997, respectively. Average monthly basic service revenue per basic subscriber for the year ended December 31, 1997 was $24.67 compared to $22.32 for 1996. The increase represents rate increases implemented by the Company's cable systems during 1997 and higher effective basic service rates for the systems acquired in July and August 1996, compared to those systems acquired during the six months ended June 30, 1996. A substantial portion of the basic service rate increases was supported by additional channels made available through the Company's Capital Improvement Program. Average monthly pay service revenue per pay unit for the year ended December 31, 1997 was $7.76, compared to $8.75 for 1996. The decrease is due primarily to marketing promotions offered by the Company and the impact of the systems acquired in July and August 1996 with lower average pay service revenue per pay unit than those systems acquired during the first six months of 1996.

Program Fees

           Program fees for the year ended December 31, 1997 increased to $53.9 million, as compared with $22.9 million for the year ended December 31, 1996 due primarily to the 1996 Acquisitions. Program fees for the year ended December 31, 1997 represent 25.3% of basic and pay service revenues compared to 25.1% for the year ended December 31, 1996.

Other Direct Expenses

           Other direct expenses, which include costs related to technical personnel, franchise fees and repairs and maintenance, amounted to $26.5 million for the year ended December 31, 1997 compared to $13.1 million for the year ended December 31, 1996. The increase is primarily a result of the 1996 Acquisitions. Other direct expenses as a percentage of total revenues, before launch support revenue, decreased to 10.7% for the year ended December 31, 1997 compared to 12.4% for the year ended December 31, 1996. The decrease from 1996 is due primarily to a decrease in franchise fee expense. During 1997 certain of the Company's systems began passing through franchise fee expenses to their subscribers. Other direct expenses for the year ended December 31, 1997 include expenses incurred in connection with the Company's consolidation of its regional operations.

Selling, General and Administrative Expenses

           Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 increased to $48.3 million compared to $20.3 million for the year ended December 31, 1996 due primarily to the 1996 Acquisitions. SG&A expenses as a percentage of total revenues, before non-recurring launch revenue, remained relatively constant at 19.5% for the year ended December 31, 1997 compared to 19.1% for the year ended December 31, 1996. SG&A expenses for the year ended December 31, 1997 include expenses incurred in connection with the Company's consolidation of its regional operations.

Management and Consulting Fees

           Management and consulting fees of $1.6 million and $3.4 million for the years ended December 31, 1996 and 1997, respectively, represent fees charged by ICM-IV. ICM-IV provides management services to the Company for a per annum fee of 1.0% of the Company's total non-preferred capital contributions.

Depreciation and Amortization

           Depreciation and amortization expense for the year ended December 31, 1997 increased to $130.4 million compared to $64.7 million for the year ended December 31, 1996 as a result of the 1996 Acquisitions and capital expenditures of $129.6 million for the year ended December 31, 1997, offset by the Company's use of an accelerated depreciation method that results in higher deprecation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

           Interest and other income of $5.1 million for the year ended December 31, 1997 is comprised primarily of $4.0 million of interest income earned on the escrowed securities. Interest and other income also includes $0.4 million of interest income earned on cash and cash equivalents and $0.4 million of rental income recognized from a cable plant leasing arrangement. Interest and other income of $6.4 million for the year ended December 31, 1996 includes the following: (i) equity distribution income of $2.9 million received from a former investee of RMG in August 1996, (ii) $0.4 million of interest income earned on a $15.0 million loan to RMH prior to the Company's acquisition of RMH on July 30, 1996, (iii) $2.2 million of interest income earned on the escrowed securities from July 30, 1996 through December 31, 1996, and (iv) interest earned on cash and cash equivalents of $0.9 million.

Gain on Sale of Cable System

           The gain on sale of cable system of $10.0 million for the year ended December 31, 1997 resulted from the Company's sale of its cable assets serving subscribers in and around Royston and Toccoa, Georgia in December 1997.

Interest Expense

           Interest expense increased to $78.2 million for the year ended December 31, 1997 compared to $37.7 million for the year ended December 31, 1996 due primarily to the 1996 Acquisitions and higher debt balances during 1997 compared to the same periods in 1996. Interest expense for the year ended December 31, 1997 includes interest on borrowings outstanding under the 11.25% senior notes and bank debt, which were incurred to finance the Company's acquisitions in July and August 1996. Interest expense for the year ended December 31, 1996 includes interest on a bridge loan obtained by a subsidiary of ICP-IV for acquisitions of certain cable television systems during the first seven months of 1996 and interest on borrowings outstanding under the 11.25% senior notes and bank debt during the last five months of 1996.

Income Tax Benefit

           As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Income tax benefit of $2.6 million and $4.0 million for the year ended December 31, 1996 and 1997, respectively, has been recorded based on RMG's stand alone tax provision. The increase in income tax benefit from 1996 to 1997 is due primarily to the following: (i) an increase in RMG's loss before income tax benefit, reflecting twelve months' results in 1997 versus five months in 1996 as a result of the 1996 Acquisitions, (ii) an increase in RMG's effective tax rate, (iii) non-recurring equity distribution income of $2.9 million recognized in July 1996, offset by (iv) a $10.0 million gain recognized on sale of certain of RMG's cable television assets in December 1997. Prior to ICP-IV's acquisition of RMG on July 30, 1996, the Company had no income tax expense or benefit.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax

           The extraordinary gain on early extinguishment of debt includes (i) costs paid in July 1996 associated with the prepayment of RMG's long-term debt, net of tax benefit of $1,790, and (ii) the write-off in July 1996 of a debt restructuring credit associated with the restructuring of IPWT's long-term debt in 1994.

Minority Interest

           Minority interest of $0.3 million and $0.9 million for the year ended December 31, 1996 and 1997, respectively, represents five months' and twelve months' accrued dividends, respectively, on RMG's mandatorily redeemable preferred stock held by a subsidiary of TCI as the minority shareholder of RMG's common stock. The mandatorily redeemable preferred stock was issued to TCI upon ICP-IV's acquisition of RMG on July 30, 1996.

Net Loss

           The Company's net loss for the year ended December 31, 1997 increased to $71.6 million from $27.7 million for the year ended December 31, 1996. The increase is due primarily to the following: (i) the 1996 Acquisitions, which resulted in significantly higher depreciation, amortization and interest expenses relative to increased revenues, (ii) a non-recurring equity distribution income of $2.9 million received from a former investee of RMG in August 1996, and (iii) an extraordinary gain of $18.5 million recognized in 1996 for the early extinguishment of long-term debt that was assumed in connection with the acquisitions of RMG and IPWT, offset by (iv) a gain on sale of cable television assets in December 1997 of $10.0 million.

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

                                                                                                                   PERIOD FROM
                                                                                   SEVEN MONTHS ENDED           JANUARY 1, 1996 TO
                                                                                      JULY 31, 1995               JULY 30, 1996
                                                                                  ----------------------      ----------------------
                                                                                              PERCENTAGE                  PERCENTAGE
                                                                                   AMOUNT     OF REVENUE       AMOUNT     OF REVENUE
                                                                                  --------    ----------      --------    ----------
STATEMENT OF OPERATIONS DATA:
Revenue ....................................................................      $ 72,578       100.0%       $ 81,140       100.0%
Costs and Expenses:
   Program fees ............................................................       (13,923)      (19.2)        (17,080)      (21.1)
   Other direct expenses(1) ................................................        (9,499)      (13.1)        (10,177)      (12.5)
   Selling, general and administrative
     expenses(2) ...........................................................       (16,164)      (22.3)        (20,543)      (25.3)
   Management and consulting fees ..........................................          (530)       (0.7)           (398)       (0.5)
   Depreciation and amortization ...........................................       (41,141)      (56.7)        (36,507)      (45.0)
                                                                                  --------       -----        --------       -----
Loss from operations .......................................................        (8,679)      (12.0)         (3,565)       (4.4)
Interest and other income ..................................................           888         1.2             209         0.3
Gain (loss) on disposal of fixed assets ....................................            39         0.1             (14)         --
Interest expense ...........................................................       (28,157)      (38.8)        (47,545)      (58.6)
Other expense ..............................................................          (656)       (0.9)           (123)       (0.2)
Income tax benefit .........................................................         8,642        11.9          14,490        17.9
                                                                                  --------       -----        --------       -----
Net loss ...................................................................      $(27,923)      (38.5)%      $(36,548)      (45.0)%
                                                                                  ========       =====        ========       =====

OTHER DATA:
EBITDA(3) ..................................................................      $ 32,462        44.7%       $ 32,942        40.6%

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                       1994                         1995
                                                                              -----------------------      ------------------------
                                                                                           PERCENTAGE                    PERCENTAGE
                                                                                AMOUNT     OF REVENUE        AMOUNT      OF REVENUE
                                                                              ---------    ----------      ---------     ----------
STATEMENT OF OPERATIONS DATA:
Revenue ..................................................................    $  73,049       100.0%       $ 128,971       100.0%
Costs and Expenses:
   Program fees ..........................................................      (13,189)      (18.1)         (24,684)      (19.1)
   Other direct expenses(1) ..............................................       (9,823)      (13.4)         (16,851)      (13.1)
   Selling, general and administrative
     expenses(2) .........................................................      (15,852)      (21.7)         (30,509)      (23.7)
Management and consulting fees ...........................................         (585)       (0.8)            (815)       (0.6)
Depreciation and amortization ............................................      (68,216)      (93.4)         (70,154)      (54.4)
                                                                              ---------       -----        ---------       -----
Loss from operations .....................................................      (34,616)      (47.4)         (14,042)      (10.9)
Interest and other income ................................................        1,442         2.0            1,172         0.9
Loss on disposal of fixed assets .........................................       (1,401)       (1.9)             (63)         --
Interest expense .........................................................      (44,278)      (60.6)         (48,835)      (37.9)
Other expense ............................................................         (194)       (0.3)            (644)       (0.5)
Income tax benefit .......................................................       19,020        26.0           17,502        13.6
                                                                              ---------       -----        ---------       -----
Net loss .................................................................    $ (60,027)      (82.2)%      $ (44,910)      (34.8)%
                                                                              =========       =====        =========       =====
OTHER DATA:
EBITDA(3) ................................................................    $  33,600        46.0%       $  56,112        43.5%

----------

(1) Other direct expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, gain (loss) on disposal of fixed assets and other income (expense). EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Consolidated Financial Statements included elsewhere in this Form 10-K.

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

           Other Direct Expenses. Other direct expenses increased $0.7 million, or by 7.1%, for the seven months ended July 30, 1996 compared with the corresponding period in the prior year. The impact of comparing other direct expenses for the seven months ended July 30, 1996 with the period from January 27, 1995 to July 31, 1995 for the Greenville/Spartanburg System resulted in a $0.7 million increase in expense. Increased labor costs for the RMH and IPWT systems contributed $0.5 million to the increase in costs. RMH labor costs increased primarily due to an increase in workforce driven by basic subscriber growth, and IPWT labor costs increased due to an increase in the average salary per employee. These increases were offset by a $0.5 million reduction in costs primarily due to lower labor costs for the Greenville/Spartanburg System driven by a decrease in workforce and an increase in construction-related activities. Also contributing to the decrease was a reduction in repairs and maintenance expense for the RMH and IPWT systems. Other direct expenses as a percentage of revenues decreased due to proportionately lower increases in costs relative to revenue growth.

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

           Interest Expense. Interest expense increased $19.4 million, or by 68.9%, for the seven months ended July 30, 1996 compared with the corresponding period of the prior year because of a $16.4 million increase in interest expense allocations from TCI for the Greenville/Spartanburg System and a $2.8 million increase in interest expense for IPWT. The increase for IPWT primarily reflects the recognition of $3.0 million for contingent interest. Upon completion of the Transactions, conditions were met for an accrual of contingent interest under the terms of IPWT's loan agreement with General Electric Capital Corporation ("GECC").

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

           Other Direct Expenses. Other direct expenses increased $7.0 million, or 71.5%, for 1995 compared to 1994. The 1995 Combination accounted for $6.6 million of the increase for 1995 compared to 1994. Excluding the impact of the 1995 Combination, other direct expenses increased due to internal subscriber growth.

           Other direct expenses as a percentage of revenues remained relatively constant for the two years ended December 31, 1995.

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

           Interest and Other Income. Interest and other income consist primarily of interest on RMH Seller Notes and interest earned on cash equivalents. Interest and other income decreased $0.3 million, or 18.7%, for 1995 compared to 1994. The decrease reflects the effect of collection in 1994 of the RMH Seller Notes.

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

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

           The following table sets forth certain statement of cash flows information of the Company (in thousands) for the years ended December 31, 1996 and 1997. The Company consummated acquisitions of cable television systems in January, February, May, July and August 1996. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 1996                   1997
                                                              -----------            -----------
STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities...............           $    37,697            $    58,627
Cash flows from investing activities...............              (557,013)               (91,209)
Cash flows from financing activities...............               528,086                 30,200

YEAR ENDED DECEMBER 31, 1996

           The Company's cash balance increased from zero as of January 1, 1996 to $8.8 million as of December 31, 1996.

Cash Flows from Operating Activities

           The Company generated cash flows from operating activities of $37.7 million for the year ended December 31, 1996 reflecting (i) income from operations of $48.5 million before non-cash charges to income for depreciation and amortization of $64.7 million; (ii) interest and other income received of $3.8 million; (iii) interest paid of $16.2 million; and (iv) other working capital sources, net of other expenses of approximately $1.6 million.

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

YEAR ENDED DECEMBER 31, 1997

           The Company's cash balance decreased by $2.4 million from $8.8 million as of January 1, 1997 to $6.4 million as of December 31, 1997.

Cash Flows from Operating Activities

           The Company generated cash flows from operating activities of $58.6 million for the year ended December 31, 1997 reflecting (i) income from operations of $119.6 million before non-cash charges to income for depreciation and amortization of $130.4 million; (ii) interest and other income received of $5.9 million, primarily from its escrowed investments; (iii) interest paid of $75.0 million; (iv) $5.3 million in deferred revenue relating to payments received from certain programmers to launch and promote their new services; and
(v) other working capital sources, net of other expenses of $2.8 million.

Cash Flows from Investing Activities

           The Company purchased property and equipment of $129.6 million during the year ended December 31, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the year ended December 31, 1997, the Company also paid approximately $0.4 million for the right to provide cable services to a multiple dwelling unit in Nashville and a multiple dwelling unit in Greenville/Spartanburg.

           The Company received $28.2 million in proceeds from sale of its escrowed investments upon maturity on January 31 and July 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $33.0 million during the year ended December 31, 1997. The Company also received $11.2 million in proceeds from sale of certain of its cable television assets in and around Royston and Toccoa, Georgia in December 1997.

Cash Flows from Financing Activities

           The Company's cash flows from financing activities for the year ended December 31, 1997 consisted primarily of net borrowings of $30.5 million under the bank revolving credit facility.

           The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the sale of certain of its cable television assets located in and around Royston and Toccoa, Georgia, the sale of its escrowed investments and related accrued interest, as described above, borrowings from the bank revolving credit facility and cash available from operations.

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

                                                              SEVEN MONTHS              PERIOD FROM
                                                                  ENDED               JANUARY 1, 1996
                                                              JULY 31, 1995          TO JULY 30, 1996
                                                          ---------------------    ------------------
STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities....................       $    8,441              $     (8,169)
Cash flows from investing activities....................           (7,856)                  (18,737)
Cash flows from financing activities....................               28                    24,249

                                                                      YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                                  1994                     1995
                                                          ---------------------    ------------------
STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities....................       $     (112)             $      8,107
Cash flows from investing activities....................            4,871                   (24,614)
Cash flows from financing activities....................           (4,784)                   18,066

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

Cash Flows from Financing Activities

           During the seven months ended July 31, 1995, the Previously Affiliated Entities' cash flows from financing activities consisted primarily of net borrowings of $1.0 and $0.6 million, respectively, under RMH's and IPWT's revolving credit notes payable and distributions to TCI by the Greenville/Spartanburg System of $1.0 million.

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

YEAR ENDED DECEMBER 31, 1994

           The Previously Affiliated Entities' cash balance of $3.3 million remained constant at January 1, 1993 and December 31, 1994.

Cash Flows from Operating Activities

           The Previously Affiliated Entities reported a net deficit in cash flows from operating activities of $0.1 million for the year ended December 31, 1994 reflecting (i) income from operations of $33.6 million before non-cash charges to income for depreciation and amortization of $68.2 million; (ii) interest received of $0.7 million; (iii) interest payments on long-term obligations of $43.7 million; (iv) payments received from affiliates of $9.7 million; and (v) other working capital uses and non-operating expenses of $0.4 million.

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

Cash Flows from Operating Activities

           The Previously Affiliated Entities generated cash from operating activities of $8.1 million for the year ended December 31, 1995 reflecting (i) income from operations of $56.2 million before non-cash charges to income for depreciation and amortization of $70.2 million; (ii) interest received of $4.1 million, (iii) interest payments on long-term obligations of $40.4 million; and
(iv) intercompany interest charges of $11.8 million paid by the Greenville/Spartanburg System to TCI.

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

PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

           The Company has plans to make substantial expenditures for technological upgrades and rebuilds over the next several years under its Capital Improvement Program (as discussed below), which is reviewed and modified periodically by management. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program.

           For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides for borrowings up to $475.0 million in the aggregate, with permanent semi-annual commitment reductions beginning in 1999, and matures in 2004. As of December 31, 1997, the Company had $364.5 million outstanding under the Revolving Credit Facility, leaving availability of $110.5 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

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

           Borrowings under the Revolving Credit Facility and the Term Loan are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") (which is based on the administrative agent's published prime rate) and LIBOR. Interest rates vary under each option based on IP-IV's senior leverage ratio, as defined. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the Term Loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75%. Interest rates vary also on borrowings under the Revolving Credit Facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25%. Prior to the amendment, interest rates on borrowings under the Term Loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the Revolving Credit Facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50%. Interest periods are specified as one, two or three months for LIBOR loans. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option. The Bank Facility also requires IP-IV to pay quarterly a commitment fee of 0.25% or 0.375% per year, depending on the senior leverage ratio of IP-IV, on the unused portion of available credit.

           The obligations of IP-IV under the Bank Facility are secured by a first priority pledge of the capital stock and/or partnership interests of IP-IV's subsidiaries, a negative pledge on other assets of IP-IV and subsidiaries and a pledge of any inter-company notes.
The obligations of IP-IV under the Bank Facility are guaranteed by IP-IV's subsidiaries.

           The Bank Facility and the Indenture restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1997 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

Capital Improvement Program

           The Company's most significant capital needs are to finance cable system upgrades and rebuilds, plant extensions and purchases of converters and other customer premise equipment. Planned capital expenditures also provide for initial subscriber installations, purchases of digital ad insertion equipment and replacement purchases of machinery and equipment.

           To make the most efficient use of its capital, management continually reassesses the need for modifications in system architecture and detailed technical specifications by considering the most recent information available regarding the Company's progress on the Capital Improvement Program, the technological changes in the cable industry, additional revenue potential, competition, cost effectiveness and requirements under franchise agreements. The Company currently estimates that it will spend an additional $76.7 million on the Capital Improvement Program through 2001.

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

           In addition to capital expenditures expected to be incurred in connection with the Capital Improvement Program, the Company currently estimates that it will make other capital expenditures through 2002 of approximately $130.9 million, principally for line extensions and other capital requirements. The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures would have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt.

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

YEAR 2000

           The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company relies on third party software for all significant information systems applications. The Company has initiated formal communications with all of its significant suppliers in determining the impact on the Company if those third parties fail to remediate their own Year 2000 issues. Representations have been received from all of the Company's primary suppliers indicating that they are either fully compliant or have plans in place to ensure compliance. The Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

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

           In addition to other risks and uncertainties that may be described elsewhere in this document, certain risks and uncertainties that could affect the Company's financial results include the following; the development, market acceptance and successful production of new products and enhancements; and competitors' product introductions and enhancements.

           (For a description of the above risks and uncertainties, see the Certain Factors that May Affect Future Results section under Item 1 of PART I.)

                                    PART III

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Reference Page
                                                                                                Form 10-K
                                                                                              --------------
INTERMEDIA CAPITAL PARTNERS IV, L.P.
  Report of Independent Accountants..................................................              46
  Consolidated Balance Sheets as of December 31, 1996 and 1997.......................              47
  Consolidated Statements of Operations for the years ended
    December 31, 1996 and 1997.......................................................              48
  Consolidated Statements of Changes in Partners' Capital for the years
    ended December 31, 1996 and 1997.................................................              49
  Consolidated Statements of Cash Flows for the years ended                                        50
    December 31, 1996 and 1997.......................................................
  Notes to Consolidated Financial Statements.........................................              51
  Schedule I -- Condensed Financial Information of Registrant........................             122
  Schedule II -- Valuation and Qualifying Accounts...................................             127

PREDECESSOR BUSINESSES:
  PREVIOUSLY AFFILIATED ENTITIES
  Report of Independent Accountants..................................................              63
  Combined Balance Sheet as of December 31, 1995.....................................              64
  Combined Statements of Operations for the years ended
    December 31, 1994 and 1995, and the period from January 1, 1996                                65
    to July 30, 1996.................................................................
  Combined Statement of Changes in Equity for the years ended
    December 31, 1994 and 1995, and for the period from January 1,                                 66
    1996 to July 30, 1996............................................................
  Combined Statements of Cash Flows for the years ended
    December 31, 1994 and 1995 and the period from January 1, 1996                                 67
    to July 30, 1996.................................................................
  Notes to Combined Financial Statements.............................................              68

  ROBIN MEDIA HOLDINGS, INC.
  Report of Independent Accountants..................................................              79
  Consolidated Balance Sheet as of December 31, 1995.................................              80
  Consolidated Statements of Operations for the years ended
    December 31, 1994 and 1995, and the period from January 1, 1996
    to July 30, 1996.................................................................              81
  Consolidated Statement of Shareholder's Deficit for the years ended
    December 31, 1994 and 1995, and for the period from January 1,
    1996 to July 30, 1996............................................................
  Consolidated Statements of Cash Flows for the years ended                                        82
    December 31, 1994 and 1995, and the period from January 1, 1996
    to July 30, 1996.................................................................              83
  Notes to Consolidated Financial Statements.........................................              84

  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.
  Report of Independent Accountants..................................................              91
  Balance Sheet as of December 31, 1995..............................................              92
  Statements of Operations for the years ended December 31, 1994 and
    1995, and the period from January 1, 1996 to July 30, 1996.......................              93
  Statement of Changes in Partners' Capital for the years ended
    December 31, 1994 and 1995, and for the period from January 1,                                 94
    1996 to July 30, 1996............................................................
  Statements of Cash Flows for the years ended December 31, 1994
    and 1995, and the period from January 1, 1996 to July 30, 1996...................              95
  Notes to Financial Statements......................................................              96

  TCI OF GREENVILLE, INC., TCI OF SPARTANBURG, INC.
  AND TCI OF PIEDMONT, INC.
  Independent Auditors' Report.......................................................             102
  Combined Balance Sheet as of December 31, 1995.....................................             103
  Combined Statements of Operations and Accumulated Deficit for the period from
    January 27, 1995 to December 31, 1995 and for the
    period from January 1, 1996 to July 30, 1996.....................................             104
  Combined Statements of Cash Flows for the period from January 27,
    1995 to December 31, 1995 and for the period from January 1,                                  105
    1996 to July 30, 1996............................................................
  Notes to Combined Financial Statements.............................................             106

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of InterMedia Capital Partners IV, L.P.

           In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterMedia Capital Partners IV, L.P. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Francisco, California
February 27, 1998

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                      ----------------------------------
                                                                         1996                     1997
                                                                      ---------                ---------
ASSETS
Cash and cash equivalents ....................................        $   8,770                $   6,388
Accounts receivable, net of allowance for doubtful accounts of
           $2,130 and $1,685, respectively ...................           17,539                   23,163
Escrowed investments held to maturity ........................           28,237                   29,359
Interest receivable on escrowed investments ..................            2,194                    1,418
Receivable from affiliate ....................................              923                      686
Prepaids .....................................................            2,768                      599
Other current assets .........................................              232                      359
                                                                      ---------                ---------
           Total current assets ..............................           60,663                   61,972
Escrowed investments held to maturity ........................           60,518                   31,148
Intangible assets, net .......................................          631,732                  550,726
Property & equipment, net ....................................          232,410                  310,455
Deferred income taxes ........................................            9,910                   14,221
Other non-current assets .....................................            1,466                    2,242
                                                                      ---------                ---------
           Total assets ......................................        $ 996,699                $ 970,764
                                                                      =========                =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities .....................        $  28,973                $  32,708
Payable to affiliates ........................................            3,408                    3,813
Deferred revenue .............................................           11,753                   15,856
Accrued interest .............................................           20,322                   22,076
                                                                      ---------                ---------
           Total current liabilities .........................           64,456                   74,453
Deferred channel launch revenue ..............................                                     4,154
Long-term debt ...............................................          846,000                  876,500
Other non-current liabilities ................................               70                      131
                                                                      ---------                ---------
           Total liabilities .................................          910,526                  955,238
                                                                      ---------                ---------

Commitments and contingencies

Minority interest

Mandatorily redeemable preferred shares ......................           12,357                   13,239

PARTNERS' CAPITAL
Preferred limited partnership interest .......................           24,888                   24,888
General and limited partners' capital ........................           50,778                  (20,751)
Note receivable from partner .................................           (1,850)                  (1,850)
                                                                      ---------                ---------
           Total partners' capital ...........................           73,816                    2,287
                                                                      ---------                ---------
           Total liabilities and partners' capital ...........        $ 996,699                $ 970,764
                                                                      =========                =========

         See accompanying notes to the consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                                    FOR THE YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                                ---------------------------
                                                                                                   1996              1997
                                                                                                -----------     -----------
REVENUES
Basic and cable services.....................................................................   $    73,392     $   171,622
Pay service..................................................................................        17,932          41,054
Other service................................................................................        15,093          38,995
                                                                                                -----------     -----------
                                                                                                    106,417         251,671
                                                                                                -----------     -----------
COSTS AND EXPENSES
Program fees.................................................................................        22,881          53,903
Other direct expenses........................................................................        13,148          26,529
Depreciation and amortization................................................................        64,707         130,428
Selling, general and administrative expenses.................................................        20,337          48,334
Management and consulting fees...............................................................         1,558           3,350
                                                                                                -----------     -----------
                                                                                                    122,631         262,544
                                                                                                -----------     -----------

Loss from operations.........................................................................       (16,214)        (10,873)
                                                                                                -----------     -----------
OTHER INCOME (EXPENSE):
   Interest and other income.................................................................         6,398           5,148
   Gain on sale of cable system..............................................................                        10,006
   Gain on sale of investments...............................................................           286
   Interest expense..........................................................................       (37,742)        (78,185)
   Other expense.............................................................................        (1,216)           (853)
                                                                                                -----------     -----------
                                                                                                    (32,274)        (63,884)
                                                                                                -----------     -----------
Loss before income tax benefit, extraordinary items and minority interest....................       (48,488)        (74,757)
Income tax benefit...........................................................................         2,596           4,026
                                                                                                -----------     -----------
Net loss before extraordinary items and minority interest....................................       (45,892)        (70,731)
Extraordinary gain on early extinguishments of debt, net of tax..............................        18,483
Minority interest............................................................................          (320)          (882)
                                                                                                -----------     -----------
Net loss ....................................................................................   $   (27,729)    $   (71,613)
                                                                                                =============   ============

           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                      PREFERRED
                                                       LIMITED          GENERAL          LIMITED          NOTES
                                                       PARTNER          PARTNER         PARTNERS        RECEIVABLE       TOTAL
                                                    ------------     ------------    --------------     ---------    ------------

Syndication costs.................................  $        (43)    $         (7)   $         (575)    $            $       (625)
                                                    ------------     ------------    --------------     ---------    ------------
Balance at December 31, 1995......................           (43)              (7)             (575)                         (625)

Cash contributions................................                          1,913           188,637                       190,550
Notes receivable from General Partner.............                          1,850                          (1,850)
In-kind contributions, historical cost basis......                                          237,805                       237,805
Conversion of GECC debt to equity.................        25,000                             11,667                        36,667
Allocation of RMG's and IPWT's historical
   equity balances................................                         (2,719)         (239,368)                     (242,087)
Distribution......................................                                         (119,775)                     (119,775)
Syndication costs.................................           (69)             (10)             (911)                         (990)
Net loss..........................................                           (311)          (27,418)                      (27,729)
                                                    ------------     ------------    --------------     ---------    ------------
Balance at December 31, 1996......................        24,888              716            50,062        (1,850)         73,816

Cash contributions................................                             84                                              84
Transfer and conversion of General Partner
   Interest to Limited Partner Interest...........                           (799)              799
Net loss..........................................                             (1)          (71,612)                      (71,613)
                                                    ------------     ------------    --------------     ---------    ------------
Balance at December 31, 1997......................  $     24,888     $               $      (20,751)    $  (1,850)   $      2,287
                                                    ============     ============    ==============     =========    ============

           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                                FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                           ---------------------------
                                                                              1996              1997
                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................        $ (27,729)        $ (71,613)
    Minority interest .............................................              320               882
    Loss on disposal of fixed assets ..............................              324               263
    Depreciation and amortization .................................           65,905           131,830
    Gain on sale of investment ....................................             (286)
    Gain on sale of cable system ..................................                            (10,006)
    Extraordinary gain on early extinguishments of debt, net of tax          (18,483)
    Changes in assets and liabilities:
        Accounts receivable .......................................           (2,798)           (5,569)
        Receivable from affiliate .................................              151               237
        Prepaids ..................................................           (1,922)            2,169
        Interest receivable .......................................           (2,633)              776
        Other current assets ......................................                8              (127)
        Deferred income taxes .....................................           (2,596)           (4,311)
        Other non-current assets ..................................              379              (776)
        Accounts payable and accrued liabilities ..................            4,826             4,395
        Payable to affiliates .....................................            1,531               405
        Deferred revenue ..........................................              394             4,103
        Accrued interest ..........................................           20,322             1,754
        Deferred channel launch revenue ...........................                              4,154
        Other non-current liabilities .............................              (16)               61
                                                                           ---------         ---------
    Cash flows from operating activities ..........................           37,697            58,627
                                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of cable systems, net of cash acquired ..............         (415,806)
    Proceeds from sale of cable system ............................                             11,157
    Purchase of RMG Class A Common Stock ..........................             (329)
    Property and equipment ........................................          (38,167)         (129,573)
    Intangible assets .............................................              (37)           (1,041)
    Notes receivable ..............................................          (15,000)
    Purchases of escrowed investments .............................          (88,755)
    Proceeds from maturity of escrowed investments ................                             28,248
    Proceeds from sale of investment ..............................            1,081
                                                                           ---------         ---------
    Cash flows from investing activities ..........................         (557,013)          (91,209)
                                                                           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt ..................................          850,000            30,500
    Repayment of long-term debt ...................................         (369,504)
    Call premium and other fees on early extinguishment of debt ...           (4,716)
    Contributed capital ...........................................          190,550                84
    Partner distribution ..........................................         (119,775)
    Debt issue costs ..............................................          (17,479)             (384)
    Syndication costs .............................................             (990)
                                                                           ---------         ---------
    Cash flows from financing activities ..........................          528,086            30,200
                                                                           ---------         ---------
Net change in cash ................................................            8,770            (2,382)
Cash and cash equivalents, beginning of period ....................                              8,770
                                                                           ---------         ---------
Cash and cash equivalents, end of period ..........................        $   8,770         $   6,388
                                                                           =========         =========

           See accompanying notes to consolidated financial statements

                                       50

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

           As of December 31, 1997, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                        Basic               Homes
                                                     Subscribers            Passed
                                                     -----------            ------
                                                               (unaudited)
Nashville/Mid-Tennessee Cluster...........           332,769              525,140
Greenville/Spartanburg Cluster............           144,484              203,519
Knoxville/East Tennessee Cluster..........           100,380              145,162
                                                    --------             --------
          Total...........................           577,633              873,821
                                                    ========             ========

           During 1996, ICP-IV obtained capital contributions from its limited and general partners of $360,000, including cable television properties and debt and equity interests in InterMedia Partners of West Tennessee, L.P. ("IPWT"), an affiliated entity. The limited partner contributions are from various institutional investors and include a preferred limited partner interest of $25,000, which General Electric Capital Corporation ("GECC") received in exchange for a portion of its note receivable from IPWT.

           ICP-IV is the successor partnership to IP-IV. Upon formation of ICP-IV, the previous general and limited partners of IP-IV became the general and limited partners of ICP-IV. Simultaneously, ICP-IV became the 99.99% limited partner of IP-IV. InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV, is the .01% general partner of IP-IV (see Note
13 -- Related Party Transactions).

           The Company's acquisitions of its cable television systems were structured as leveraged transactions and a significant portion of the assets acquired are intangible assets which are being amortized over one to twelve years. Therefore, as was planned, the Company has incurred substantial book losses. Of the total cumulative loss before income tax benefit, extraordinary items and minority interest of $123,245, non-cash charges have aggregated $198,322. These charges consist of $72,550 of depreciation of property and equipment, $125,185 of amortization of intangible assets, predominately related to franchise rights and goodwill, and $587 of loss on disposal of fixed assets.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of consolidation

           The consolidated financial statements include the accounts of ICP-IV and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

           Escrowed investments held to maturity

           Escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to nineteen months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note 9 -- Long-Term
Debt).

           Property and equipment

           Additions to property and equipment, including new customer installations, are recorded at cost. Self constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful.

           Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                           YEARS
                                                           -----
Cable television plant..................                    5-10
Buildings and improvements..............                      10
Furniture and fixtures..................                     3-7
Equipment and other.....................                    3-10

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

           Costs associated with potential acquisitions are initially deferred. For acquisitions which are completed, related costs are capitalized as part of the purchase price of assets acquired. For those acquisitions not completed, related costs are expensed in the period the acquisition is abandoned.

           Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Each year, the Company evaluates the recoverability of the carrying value of its intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized costs of these assets.

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

           Allocation of profits and losses

           Profits and losses are allocated in accordance with the provisions of ICP-IV's amended and restated partnership agreement, dated August 5, 1997, generally as follows:

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

           Reclassifications

           Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

                     Escrowed investments: The fair value of the escrowed investments held to maturity is based on quoted market prices (see
           Note 4).

                     Long-term debt: The fair value of the Company's borrowings under the bank term loan and revolving credit facility are estimated based on the borrowing rates currently available to the Company for obligations with similar terms. The fair value of the senior notes is based on recent trading prices (see Note 9).

3.         ACQUISITIONS AND SALE OF CABLE PROPERTIES

           Acquisitions

           On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV (see Note 13 -- Related Party Transactions).The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

           On July 30, 1996, the Company acquired cable television systems serving as of the acquisition date approximately 360,100 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/Spartanburg System to the Company by affiliates of Tele-Communications, Inc. ("TCI").

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

Current assets................................  $     19,368
Property and equipment........................       107,504
Franchise rights..............................       270,593
Goodwill   ...................................        59,532
Other non-current assets......................         8,124
                                                ------------
           Total assets.......................  $    465,121
                                                ============
Current liabilities...........................  $     33,283
Long-term debt................................       543,434
Other non-current liabilities.................            87
                                                ------------
           Total liabilities..................       576,804
                                                ------------
Mandatorily redeemable preferred stock........        12,000
Minority interest.............................            37
Total equity..................................      (123,720)
                                                ------------

           Total liabilities and equity.......  $    465,121
                                                ============

           On May 8, 1996, the Company acquired the Houston, Texas cable television assets of Prime Cable ("the Prime Houston System") with the intent of exchanging with TCI the Prime Houston System for cable television systems of Viacom serving approximately 147,600 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System"). The purchase price for the Prime Houston System of approximately $300,000 was financed entirely with non-recourse debt from TCI Communications, Inc. ("TCIC"), a wholly owned subsidiary of TCI, and Bank of America which was repaid with the proceeds from the Financing. As was planned, on July 31, 1996, TCI and TCIC consummated the acquisition of all of Viacom's cable television systems including the Nashville System. On August 1, 1996, the Company acquired the Nashville System in exchange for the Prime Houston System and cash equal to the difference between the fair market values of the systems. The aggregate purchase price of the Nashville System pursuant to the exchange was $315,333. TCI managed the Prime Houston System during the Company's ownership period, and, under the terms of the exchange agreement, the Company was obligated to sell to TCIC and TCIC was obligated to purchase the Prime Houston System from the Company for an amount in cash sufficient to repay the outstanding balances of the TCIC and bank loans in the event that TCI had been unable to complete the Viacom acquisition by October 1, 1996. Under the terms of the various agreements with TCIC, the Company could not dispose of and did not have effective control over the use of the Prime Houston assets, and there was no economic effect to the Company from the Prime Houston assets during the Company's ownership of the Prime Houston System. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the exchange.

           During the year ended December 31, 1996, the Company acquired other cable television systems serving as of the acquisition dates approximately 59,600 basic subscribers primarily in central and eastern Tennessee for an aggregate purchase price of $102,701 (the "Miscellaneous Acquisitions"). These acquisitions have also been accounted for as purchases in accordance with APB16. Accordingly, results of operations of the Miscellaneous Acquisitions have been included in the Company's consolidated results only from the dates of acquisition.

           Total acquisition costs of the Nashville System and the Miscellaneous Tennessee Acquisitions are as follows:

Cash paid to sellers, net of liabilities assumed  $  415,390
Other acquisition costs.......................         2,644
                                                ------------

           Total acquisition costs............    $  418,034
                                                ============

           The Company's allocation of acquisition costs for the Nashville System and the Miscellaneous Tennessee Acquisitions is as follows:

Current assets................................  $      8,454
Property and equipment........................        90,421
Franchise rights..............................       306,607
Goodwill......................................        21,583
Other non-current assets......................           376
                                                ------------
           Total assets.......................       427,441
Current liabilities...........................         9,407
                                                ------------
           Net assets acquired................  $    418,034
                                                ============

           Had the acquisitions and the Financing been completed as of January 1, 1996, pro forma revenues, net loss before extraordinary gain on early extinguishment of debt and minority interest and net loss for the year ended December 31, 1996 would have been $228,272 (unaudited), $108,193 (unaudited) and $90,530 (unaudited), respectively.


           Sale

           On December 5, 1997, the Company sold its cable television assets serving approximately 7,400 basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain, calculated as follows:

                     Proceeds from sale ..........        $ 11,212
                     Net book value of assets sold          (1,206)
                                                          --------
                     Gain on sale ................        $ 10,006
                                                          ========

4.         ESCROWED INVESTMENTS HELD TO MATURITY

           The Company's escrowed investments (see Note 9) held to maturity consist of U.S. Treasury Notes with fair value amounts and maturities as follows:

                                                                 DECEMBER 31,
                                        ---------------------------------------------------------------
                                                    1996                               1997
                                        ----------------------------       ----------------------------
                                          CARRYING        ESTIMATED          CARRYING        ESTIMATED
                                            VALUE        FAIR VALUE            VALUE         FAIR VALUE
                                        ------------    ------------       ------------    ------------
Matures within 1 year.................  $     28,237    $     28,333       $     29,359    $     29,805
Matures between 1 and 2 years.........        60,518          61,019             31,148          31,552
                                        ------------    ------------       ------------    ------------
           Total......................  $     88,755    $     89,352       $     60,507    $     61,357
                                        ============    ============       ============    ============

5.         INTANGIBLE ASSETS

           Intangible assets consist of the following:

                                                      DECEMBER 31,
                                              -----------------------------
                                                  1996            1997
                                              ------------    -------------
Franchise rights............................  $    577,786    $     577,921
Goodwill....................................        78,760           78,828
Debt issue costs............................        17,479           17,863
Other.......................................           294              614
                                              ------------    -------------
                                                   674,319          675,226
Accumulated amortization....................       (42,587)        (124,500)
                                              ------------    -------------
                                              $    631,732    $     550,726
                                              ============    =============

6.         PROPERTY AND EQUIPMENT

                     Property and equipment consist of the following:

                                                                                    DECEMBER 31,
                                                                          ----------------------------
                                                                              1996                1997
                                                                          -----------          -------
                     Land.......................................          $     3,089          $    3,204
                     Cable television plant.....................              192,888             251,034
                     Buildings and improvements.................                2,977               3,369
                     Furniture and fixtures.....................                1,999               3,595
                     Equipment and other........................               15,255              17,045
                     Construction in progress...................               38,489             101,368
                                                                          -----------          ----------
                                                                              254,697             379,615
                     Accumulated depreciation...................              (22,287)            (69,160)
                                                                          -----------          ----------
                                                                          $   232,410          $  310,455
                                                                          ===========          ==========

7.         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities consist of the following:

                                                                                    DECEMBER 31,
                                                                          -------------------------------
                                                                              1996                1997
                                                                          -----------          ----------
                     Accounts payable...........................          $     1,391          $    3,969
                     Accrued program costs......................                1,431               2,442
                     Accrued franchise fees.....................                4,895               5,636
                     Accrued copyright fees.....................                1,064               1,089
                     Accrued capital expenditures...............                8,720               8,060
                     Accrued payroll costs......................                1,973               2,640
                     Accrued property and other taxes...........                2,829               3,174
                     Other accrued liabilities..................                6,670               5,698
                                                                          -----------          ----------
                                                                          $    28,973          $   32,708
                                                                          ===========          ==========

8.         CHANNEL LAUNCH REVENUE

           During the year ended December 31, 1997, the Company received payments of $8,014 from certain programmers to launch and promote their new channels. Of the total amount received, the Company recognized advertising revenue of $1,998 for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range between five and ten years. $1,487 was amortized and recorded as other service revenue for the year ended December 31, 1997.

9.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                                                        DECEMBER 31,
                                                                                              ----------------------------
                                                                                                  1996                1997
                                                                                              -----------          -------
                      Bank revolving credit facility, $475,000
                        commitment as of December 31, 1997, interest
                        currently at LIBOR plus 1.00% (6.75%) or ABR
                        (8.5%) payable quarterly,
                        matures July 1, 2004........................................          $   334,000          $  364,500
                      Bank term loan; interest at LIBOR plus 2.00%
                        (7.75%) payable quarterly, matures
                        January 1, 2005.............................................              220,000             220,000
                      11 1/4% senior notes, interest payable semi-annually,
                        due August 1, 2006..........................................              292,000             292,000
                                                                                              -----------          ----------
                                                                                              $   846,000          $  876,500
                                                                                              ===========          ==========

           The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At December 31, 1996, the interest rates on borrowings under the revolving credit facility and the term loan were 7.25% and 8.88%, respectively.

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

           The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996 and 1997, the fair market value of the interest rate swaps was $(2,700) and $(2,198), respectively.

           Borrowings under the Bank Facility are secured by the capital stock and partnership interests of IP-IV's subsidiaries, a negative pledge on other assets of IP-IV and subsidiaries and a pledge of any intercompany notes.

           The 11 1/4% senior notes will be redeemable at the option of the Company, in whole or in part, subsequent to August 1, 2001 at specified redemption prices which will decline in equal annual increments and range from 105.625% beginning August 1, 2001 to 100.0% of the principal amount beginning August 1, 2004 through the maturity date, plus accrued interest.

           As of December 31, 1996 and 1997, ICP-IV has $90,949 and $61,925,
respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

           Annual maturities of long-term debt at December 31, 1997 are as follows:

1998 ...................................   $
1999 ...................................         1,000
2000 ...................................         1,000
2001 ...................................        45,500
2002 ...................................        83,500
Thereafter .............................       745,500
                                           -----------
                                              $876,500
                                           ===========

           Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 is $324,500. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1997 approximate their fair value.

10.        MANDATORILY REDEEMABLE PREFERRED SHARES

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

11.        CABLE TELEVISION REGULATION

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

           Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996 and 1997. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Company's financial position or results of operations.

           Many aspects of regulations at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC continues to conduct rulemaking proceedings to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Company.

12.        COMMITMENTS AND CONTINGENCIES

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

           The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial position or results of operations.

           The Company has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1997 for the next five years and thereafter under these leases are as follows:

1998..............................        $           694
1999..............................                    373
2000..............................                    313
2001..............................                    293
2002..............................                    263
Thereafter........................                  1,417
                                          ---------------
                                          $         3,353
                                          ===============

           Rent expense, including pole rental agreements, was $2,157 and $4,564 for the years ended December 31, 1996 and 1997, respectively.

13.        RELATED PARTY TRANSACTIONS

           ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996, of which $1,558 was charged to expense during 1996.

           InterMedia Management, Inc. ("IMI") is the managing member of ICM-IV LLC, a newly formed limited liability company, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $3,036 and $6,310 for the years ended December 31, 1996 and 1997, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf ICP-IV's subsidiaries.

           On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

           As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the years ended December 31, 1996 and 1997 amounted to $17,538 and $41,128, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,353 and $3,556 at December 31, 1996 and 1997, respectively.

           On April 1, 1996, InterMedia Partners of Tennessee, L.P. ("IPTN"), a subsidiary of IP-IV, loaned $15.0 million to RMH. Interest income for the year ended December 31, 1996 includes $445 which IPTN earned on the note prior to the Company's purchase of RMH on July 30, 1996. As of December 31, 1996 and 1997 the note balance outstanding including accrued interest has been eliminated in consolidation.

14.        INCOME TAXES

           Income tax benefit is included in the consolidated financial statements as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                       1996               1997
                                                  --------------    ---------------
Continuing operations..........................   $        2,596    $         4,026
Extraordinary loss (see Note 15)...............            1,790
                                                  --------------    ---------------
                                                  $        4,386    $         4,026
                                                  ==============    ===============

           Income tax (expense) benefit consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                       1996               1997
                                                  --------------    ---------------
Current federal................................   $                 $          (285)
Deferred federal...............................           4,257               3,813
Deferred state.................................             129                 498
                                                  -------------     ---------------
                                                  $       4,386     $         4,026
                                                  =============     ===============

           Deferred income taxes relate to temporary differences as follows:

                                                            DECEMBER 31,
                                                  ---------------------------------
                                                       1996               1997
                                                  --------------    ---------------
Property and equipment.........................   $       (8,617)   $        (6,786)
Intangible assets..............................          (11,287)            (8,336)
                                                  ---------------   ---------------
                                                         (19,904)           (15,122)

Loss carryforward .............................           29,814             29,058
Alternative minimum tax
credit carryforward............................                                 285
                                                  --------------    ---------------
                                                  $        9,910    $        14,221
                                                  ==============    ===============

           At December 31, 1996 and 1997, RMG had net operating loss carryforwards for federal income tax purposes aggregating $87,689 and $85,464, respectively, which expire through 2011. RMG is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in RMG, management does not believe that the recapitalization of RMG and the partial sale of the recapitalized equity to ICP-IV will impair RMG's ability to utilize its net operating loss carryforwards.

           The Company's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of RMG's net assets, management believes it is more likely than not that the deferred tax assets related to unexpired net operating losses will be realized.

           A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                       1996               1997
                                                  --------------    ---------------
Tax benefit at federal statutory rate..........   $       10,810    $        25,417
Partnership losses exempt from income taxes....           (5,287)           (20,963)
State taxes, net of federal benefit............              127                498
Goodwill amortization..........................           (1,209)            (2,056)
Realization of acquired tax benefit............                                 346
Other..........................................              (55)               784
                                                  ---------------   ---------------
                                                  $        4,386    $         4,026
                                                  ==============    ===============

15.        EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT

           As described in Note 3 - Acquisitions and Sale of Cable Properties, in connection with the Company's acquisition of a majority of the voting interest in RMH, the Company assumed approximately $331,450 of long-term debt, which was repaid with the proceeds from the Financing. The repayment of RMH's long-term debt resulted in call premium and fees associated with the defeasance of the debt. Costs associated with the prepayment of the debt resulted in an extraordinary loss on early extinguishment of debt of $2,926, net of tax benefit of $1,790.

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

16.        SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

           During the years ended December 31, 1996 and 1997, the Company paid interest of $16,222 and $75,029, respectively.

           As described in Note 3, during 1996 the Company acquired several cable television systems located in Tennessee and Georgia. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired.................................... $          418,987
Liabilities assumed, net of current assets.......................              (953)
Cash acquired in connection with RMH and IPWT
  acquisitions...................................................            (2,228)
                                                                  -----------------
Net cash paid.................................................... $          415,806
                                                                  ==================

           In connection with the Company's sale of its cable television assets located in Royston and Toccoa, Georgia in December 1997, as described in Note 3, net cash proceeds received were as follows:

Proceeds from sale............................................... $           11,212
Receivable from buyer ...........................................               (55)
                                                                  ------------------
   Net proceeds received from buyer ............................. $           11,157
                                                                  ==================

17.        EMPLOYEE BENEFIT PLAN

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



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                         PREVIOUSLY AFFILIATED ENTITIES

                             COMBINED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                                         1995
                                                                                   ----------------
ASSETS
Cash and cash equivalents.......................................................   $          4,883
Accounts receivable, net of allowance for doubtful accounts of
  $853..........................................................................              8,330
Receivable from affiliates......................................................                303
Prepaids........................................................................                391
Inventory.......................................................................              2,940
Other current assets............................................................                223
                                                                                   ----------------
       Total current assets.....................................................             17,070
Intangible assets, net..........................................................            468,713
Property and equipment, net.....................................................            102,668
Investments.....................................................................                795
Other assets....................................................................              1,248
                                                                                   ----------------
       Total assets.............................................................   $        590,494
                                                                                   ================

LIABILITIES AND EQUITY
Current portion of long-term debt...............................................   $          4,043
Accounts payable and accrued liabilities........................................             10,692
Deferred revenue................................................................              3,963
Payable to affiliates...........................................................              2,124
Accrued interest................................................................             10,086
                                                                                   ----------------
       Total current liabilities................................................             30,908
Long-term debt..................................................................            407,176
Deferred income taxes...........................................................            115,161
                                                                                   ----------------
       Total liabilities........................................................            553,245
                                                                                   ----------------
Commitments and contingencies
Equity..........................................................................             37,249
                                                                                   ----------------

       Total liabilities and equity.............................................   $        590,494
                                                                                   ================

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                                          PERIOD FROM
                                                                      FOR THE YEAR ENDED                  JANUARY 1,
                                                                         DECEMBER 31,                      1996 TO
                                                              ---------------------------------            JULY 30,
                                                                   1994               1995                   1996
                                                              ---------------    --------------      -------------------
Basic and cable services....................................  $        52,829    $       85,632      $            56,658
Pay services................................................           12,043            23,942                   14,185
Other services..............................................            8,177            19,397                   10,297
                                                              ---------------    --------------      -------------------
                                                                       73,049           128,971                   81,140
                                                              ---------------    --------------      -------------------
Program fees................................................           13,189            24,684                   17,080
Other direct expenses.......................................            9,823            16,851                   10,177
Depreciation and amortization...............................           68,216            70,154                   36,507
Selling, general and administrative expenses................           15,852            30,509                   20,543
Management and consulting fees..............................              585               815                      398
                                                              ---------------    --------------      -------------------
                                                                      107,665           143,013                   84,705
                                                              ---------------    --------------      -------------------
Loss from operations........................................          (34,616)          (14,042)                  (3,565)
                                                              ---------------    --------------      -------------------
Other income (expense):
   Interest and other income................................            1,442             1,172                      209
   Gain (loss) on disposal of fixed assets..................           (1,401)              (63)                     (14)
   Interest expense.........................................          (44,278)          (48,835)                 (47,545)
   Other expense............................................             (194)             (644)                    (123)
                                                              ---------------    --------------      -------------------
                                                                      (44,431)          (48,370)                 (47,473)
                                                              ---------------    --------------      -------------------
Loss before income tax benefit..............................          (79,047)          (62,412)                 (51,038)
Income tax benefit..........................................           19,020            17,502                   14,490
                                                              ---------------    --------------      -------------------
Net loss....................................................  $       (60,027)   $      (44,910)                $(36,548)
                                                              ===============    ==============      ===================

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                     COMBINED STATEMENT OF CHANGES IN EQUITY
                             (DOLLARS IN THOUSANDS)

Balance at December 31, 1993.........................................................................  $        (129,800)
Capital contributions to InterMedia Partners of West Tennessee, L.P..................................             22,850
Net loss.............................................................................................            (60,027)
                                                                                                       -----------------

Balance at December 31, 1994.........................................................................           (166,977)

January 27, 1995 combining with TCI of Greenville, Inc., TCI of
   Spartanburg, Inc. and TCI of Piedmont, Inc........................................................            249,136
Net loss.............................................................................................            (44,910)
                                                                                                       -----------------

Balance at December 31, 1995.........................................................................             37,249
Capital contribution to TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI
   of Piedmont, Inc..................................................................................              9,449
Net loss.............................................................................................            (36,548)
                                                                                                       -----------------


Balance July 30, 1996................................................................................  $          10,150
                                                                                                       =================

          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                          PERIOD FROM
                                                                      FOR THE YEAR ENDED                  JANUARY 1,
                                                                         DECEMBER 31,                      1996 TO
                                                              ---------------------------------            JULY 30,
                                                                   1994               1995                   1996
                                                              ---------------    --------------      -------------------
Cash flows from operating activities:
   Net loss.................................................  $       (60,027)   $      (44,910)     $           (36,548)
   Adjustments to reconcile net loss to cash
     flows from operating activities:
     Depreciation and amortization..........................           68,644            70,278                   36,585
     Loss on sale of note receivable........................                                376
     Loss (gain) on disposal of fixed assets................            1,401                63
     Deferred income taxes..................................          (19,020)          (17,601)                  (8,084)
     Changes in assets and liabilities:
        Accounts receivable.................................             (455)             (282)                    (345)
        Receivable from affiliates..........................            8,148                80                     (124)
        Interest receivable.................................             (726)            2,569
        Prepaids............................................                7               (39)                     (94)
        Inventory...........................................             (216)           (1,221)                  (2,290)
        Other assets........................................              177              (212)                    (164)
        Accounts payable and accrued liabilities............              116             2,589                      610
        Cash overdraft......................................                                                          35
        Deferred revenue....................................              202               163                       98
        Payable to affiliates...............................            1,531              (317)                    (834)
        Accrued interest....................................              106            (3,429)                   2,986
                                                              ---------------    --------------      -------------------
Cash flows from operating activities........................             (112)            8,107                   (8,169)
                                                              ---------------    --------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment......................          (12,432)          (26,301)                 (18,588)
   Proceeds from the sale of property and
     equipment..............................................                                 44
   Investments..............................................             (414)             (360)
   Collections and proceeds from sale of notes
     receivable.............................................           17,764             2,624
   Other assets and intangibles.............................              (47)             (621)                    (149)
                                                              ---------------    --------------      -------------------
Cash flows from investing activities........................            4,871           (24,614)                 (18,737)
                                                              ---------------    --------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Activity on revolving credit note payable................           (2,600)           11,600                     (200)
   Note payable to affiliate................................                                                      15,000
   Repayment on long-term debt..............................          (22,073)
   Capital contributions....................................           20,050             6,484                    9,449
   Debt issue costs.........................................             (161)              (18)
                                                              ---------------    --------------      -------------------
Cash flows from financing activities........................           (4,784)           18,066                   24,249
                                                              ---------------    --------------      -------------------
Net change in cash and cash equivalents.....................              (25)            1,559                   (2,657)
Cash and cash equivalents, beginning of period..............            3,275             3,324                    4,883
                                                              ---------------    --------------      -------------------
Cash and cash equivalents, end of period....................  $         3,250    $        4,883      $             2,226
                                                              ===============    ==============      ===================

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

           Depreciation is computed using the double-declining balance method over the following estimated useful lives for Holdings and IPWT:

                                                                     YEARS
                                                                     -----
Cable television plant...........................................    5-10
Buildings and
   improvement...................................................      10
Furniture and fixtures...........................................     3-7
Equipment and other..............................................    3-10


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

           Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Previously Affiliated Entities evaluate the recover-ability of the carrying value of intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized cost of these assets.

           Accounts payable and accrued liabilities

           Accounts payable and accrued liabilities consist of the following:

                                                                                               DECEMBER 31,
                                                                                                   1995
                                                                                            -----------------
                      Accounts payable                                                      $             463
                      Accrued program costs                                                               358
                      Accrued franchise fees                                                            3,545
                      Other accrued liabilities                                                         6,326
                                                                                            -----------------
                                                                                            $          10,692
                                                                                            =================

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

3.         INTANGIBLE ASSETS

           Intangible assets consist of the following:

                                                                                                        DECEMBER 31,
                                                                                                            1995
                                                                                                     -----------------
                               Franchise rights..................................................    $         578,445
                               Goodwill and other intangible assets..............................              104,260
                                                                                                     -----------------
                                                                                                               682,705
                               Accumulated amortization..........................................            (213,992)
                                                                                                     -----------------
                                                                                                     $         468,713
                                                                                                     =================

4.         PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

                                                                                                        DECEMBER 31,
                                                                                                           1995
                                                                                                     -----------------
                              Land..............................................................     $           1,118
                              Cable television plant............................................               148,960
                              Buildings and improvements........................................                   866
                              Furniture and fixtures............................................                 1,683
                              Equipment and other...............................................                10,810
                              Construction in progress..........................................                 4,140
                                                                                                     -----------------
                                                                                                               167,577
                              Accumulated depreciation..........................................               (64,909)
                                                                                                     -----------------
                                                                                                     $         102,668
                                                                                                     =================

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

7.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                                  1995
                                                                            -----------------
Holdings:
  Revolving credit note payable, $30,000 commitment, interest at LIBOR
    plus 1.5% payable quarterly, due February 28, 1997................        $   25,000
  11 1/8% senior subordinated notes, interest payable
     semi-annually, due April 1, 1997.................................           271,400
  11 5/8% subordinated debentures, interest payable
     semi-annually, due April 1, 1999.................................            35,050

IPWT:
  GECC revolving credit; $7,000 commitment; interest payable quarterly at prime plus 1% or LIBOR plus 2%
    per annum; matures June 30, 2001..................................             2,000
  GECC term loans payable; interest payable quarterly at
    7% per annum on $27,000 and at prime plus 1% or
    LIBOR plus 2% per annum on $27,000;
    matures June 30, 2001.............................................            54,000
  Debt restructuring credit...........................................            23,769
                                                                           -------------
                                                                                 411,219
  Less current portion................................................             4,043
                                                                           -------------
                                                                            $    407,176
                                                                           =============

HOLDINGS

           RMG's bank revolving credit agreement provided $30,000 of available credit and bore interest either at the bank's reference rate plus 0.5% or at LIBOR plus 1.5% which was payable quarterly. At December 31, 1995, the interest rate on the revolving credit agreement was 7.5%. The revolving credit agreement required RMG to pay a commitment fee of 0.375% per year, payable quarterly, on the unused portion of available credit. The agreement contained various restrictive covenants on Holdings and RMG, including limitations on the payment of dividends.

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

8.         EQUITY

           The combined equity of the Previously Affiliated Entities of $10,150, at July 30, 1996, consists of the following components:

                                                                                                      ADDITIONAL
                                                                                        COMMON          PAID-IN       ACCUMULATED
                     HOLDINGS:                                           STOCK          CAPITAL         DEFICIT          TOTAL
                     ---------                                       ------------    ------------    ------------   ----------
                     Balance at December 31, 1993..................  $        100    $     10,498    $    (78,395)  $     (67,797)
                     Net loss......................................                                       (46,588)        (46,588)
                                                                     ------------    ------------    ------------   -------------
                     Balance at December 31, 1994..................           100          10,498        (124,983)       (114,385)
                     Net loss......................................                                       (37,729)        (37,729)
                                                                     ------------    ------------    ------------   -------------
                     Balance at December 31, 1995..................           100          10,498        (162,712)       (152,114)
                     Net loss......................................                                       (19,767)        (19,767)
                                                                     ------------    ------------    ------------   -------------
                     Balance at July 30, 1996......................  $        100    $     10,498    $   (182,479)       (171,881)
                                                                     ============    ============    ============   =============

                     IPWT:                                                              GENERAL         LIMITED
                     ----                                                               PARTNER         PARTNER
                                                                                        -------         -------
                     Balance at December 31, 1993................................   $     (55,183)   $     (6,820)        (62,003)
                     Additional capital contributions............................          17,844           5,006          22,850
                     Adjustment to reallocate losses in connection
                       with the debt restructuring...............................           5,519          (5,519)
                     Net loss....................................................         (10,765)         (2,674)        (13,439)
                                                                                    -------------    ------------   -------------
                     Balance at December 31, 1994................................         (42,585)        (10,007)        (52,592)
                     Net loss....................................................          (2,293)           (569)         (2,862)
                                                                                    -------------    ------------   -------------
                     Balance at December 31, 1995................................         (44,878)        (10,576)        (55,454)
                     Net loss....................................................          (2,701)           (671)         (3,372)
                                                                                    -------------    ------------   -------------
                     Balance at July 30, 1996....................................   $     (47,579)   $    (11,247)        (58,826)
                                                                                    =============    ============   =============

                                                                                         TCIC         ACCUMULATED
                     TCI GREENVILLE/SPARTANBURG:                                      INVESTMENT       DEFICIT
                     ---------------------------                                      ----------      -----------
                     Balance at January 27, 1995.................................   $     242,652                   $     242,652
                     Increase in TCIC contribution...............................           6,484                           6,484
                     Net loss....................................................                          (4,319)         (4,319)
                                                                                    -------------    ------------   -------------
                     Balance at December 31, 1995................................   $     249,136    $     (4,319)        244,817
                     Increase in TCIC contribution...............................           9,449                           9,449
                     Net loss....................................................                         (13,409)        (13,409)
                                                                                    -------------   -------------   -------------
                     Balance at July 30, 1996....................................   $     258,585    $    (17,728)        240,857
                                                                                    =============    ============   -------------
                       Total combined equity at July 30, 1996....................                                   $      10,150
                                                                                                                    =============

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

           The Previously Affiliated Entities have entered into pole rental agreements and lease certain of their facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

           1996................................      $     600
           1997................................            375
           1998................................            143
           1999................................            133
           2000................................            125
           Thereafter..........................            483
                                                     ---------
                                                     $   1,859
                                                     =========

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

           TCI Greenville/Spartanburg's amount due to TCIC includes TCIC's funding of current operations, as well as its initial contribution of capital. Interest expense of $11,839 and $22,811 were allocated by TCIC for the period from January 27, 1995 to December 31, 1995 and the period from January 1, 1996 to July 30, 1996, respectively, based on actual interest costs incurred by TCIC and, therefore, does not necessarily reflect the interest expense that TCI Greenville/Spartanburg would have incurred on a stand alone basis. In addition, certain of TCIC's debt is currently secured by the assets of certain of its subsidiaries including TCI Greenville/Spartanburg.

           Also see Note 15 -- Subsequent Event.

12.        INCOME TAXES

           The benefit (expense) for income taxes consists of the following:

                                                                        FOR THE YEAR ENDED                      PERIOD FROM
                                                                           DECEMBER 31,                       JANUARY 1, 1996
                                                                     1994                1995                TO JULY 30, 1996
                                                               --------------      -----------------       ------------------
         Current state and local............................                       $           (12)
         Current intercompany tax allocation................                                   (87)            $        6,304
         Deferred intercompany tax allocation...............                                 2,021                        643
         Deferred federal tax...............................   $       16,192               14,324                      7,007
         Deferred state and local tax.......................            2,828                1,256                        536
                                                               --------------      ---------------             --------------
                                                               $       19,020      $        17,502                    $14,490
                                                               ==============      ===============             ==============

           Deferred income taxes relate to temporary differences as follows:

                                                                             DECEMBER 31,
                                                                                1995
                                                                            -------------
                     Property and equipment...........................      $      13,876
                     Intangible assets................................            125,762
                     Other............................................                638
                                                                                  140,276
                     Loss carryforwards...............................            (23,570)
                     Other............................................             (1,545)
                                                                            -------------
                                                                                  (25,115)
                                                                            -------------
                                                                            $     115,161
                                                                            =============

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

           A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                                        FOR THE YEAR ENDED                      PERIOD FROM
                                                                           DECEMBER 31,                       JANUARY 1, 1996
                                                                     1994                1995                TO JULY 30, 1996
                                                               --------------      ---------------         ------------------
         Tax benefit at federal statutory rate..............   $      22,963       $        20,843             $       16,377
         State taxes, net of federal benefit................           1,737                 1,140                        638
         Goodwill amortization..............................          (3,222)               (2,914)                    (1,634)
         Tax reserves and other.............................          (2,458)               (1,567)                      (891)
                                                                -------------        --------------            --------------
                                                                $      19,020        $       17,502            $       14,490
                                                                =============        ==============            ==============

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



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                           ROBIN MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   DECEMBER 31,
                                                                                                       1995
                                                                                                 -----------------
ASSETS
Cash and cash equivalents......................................................................  $           1,832
Accounts receivable, net of allowance for doubtful accounts of $392............................              4,835
Receivable from affiliates.....................................................................                387
Prepaids  .....................................................................................                373
Inventory......................................................................................              2,751
Other current assets...........................................................................                223
                                                                                                 -----------------
          Total current assets.................................................................             10,401
Intangible assets, net.........................................................................            134,020
Property and equipment, net....................................................................             53,864
Investments....................................................................................                795
Other assets...................................................................................              1,120
                                                                                                 -----------------
          Total assets.........................................................................  $         200,200
                                                                                                 =================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Accounts payable and accrued liabilities.......................................................  $           5,817
Deferred revenue...............................................................................              3,114
Payable to affiliates..........................................................................                968
Accrued interest...............................................................................              9,043
                                                                                                 -----------------
          Total current liabilities............................................................             18,942
Long-term debt.................................................................................            331,450
Deferred income taxes..........................................................................              1,922
                                                                                                 -----------------
          Total liabilities....................................................................            352,314
                                                                                                 =================
Commitments and contingencies
Shareholder's deficit:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares authorized,
       10,000,000 shares issued and outstanding................................................                100
   Additional paid-in capital..................................................................             10,498
   Accumulated deficit.........................................................................           (162,712)
                                                                                                 -----------------
          .....................................................................................           (152,114)
                                                                                                  -----------------

          Total liabilities and shareholder's deficit..........................................  $         200,200
                                                                                                 =================

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                             PERIOD
                                                                                              FROM
                                                                                           JANUARY 1,
                                                           FOR THE YEAR ENDED                 1996
                                                              DECEMBER 31,                 TO JULY 30,
                                                          1994             1995               1996
                                                      ------------    -------------      --------------
Basic and cable services...........................   $     42,910    $      49,325      $       31,427
Pay services.......................................         10,036           11,438               6,640
Other services.....................................          6,347            6,050               3,703
                                                      ------------    -------------      --------------
                                                            59,293           66,813              41,770
                                                      ------------    -------------      --------------
Program fees.......................................         10,667           12,620               8,231
Other direct expenses..............................          7,887            8,358               5,267
Depreciation and amortization......................         57,562           47,514              24,854
Selling, general and administrative expenses.......         12,623           14,904               8,871
Management and consulting fees.....................            465              333                 117
                                                      ------------    -------------      --------------
                                                            89,204           83,729              47,340
                                                      ------------    -------------      --------------
Loss from operations...............................        (29,911)         (16,916)             (5,570)
                                                      ------------    -------------      --------------
Other income (expense):
   Interest and other income.......................          1,386            1,090                 176
   Gain (loss) on disposal of fixed assets.........         (1,344)             (73)                (14)
   Interest expense................................        (35,545)         (36,462)            (21,642)
   Other expense...................................           (194)            (644)               (163)
                                                      ------------    -------------      --------------
                                                           (35,697)         (36,089)            (21,643)
                                                      -------------   --------------     ---------------
Loss before income tax benefit.....................        (65,608)         (53,005)            (27,213)
Income tax benefit.................................         19,020           15,276               7,446
                                                      ------------    -------------      --------------
Net loss...........................................   $    (46,588)   $     (37,729)     $      (19,767)
                                                      ============    =============      ==============

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONAL
                                           COMMON         PAID-IN         ACCUMULATED
                                            STOCK         CAPITAL           DEFICIT           TOTAL
                                             ----         -------         ---------   -------------
Balance at December 31, 1993....             $100         $10,498         $ (78,395)  $     (67,797)
Net loss........................                                            (46,588)        (46,588)
                                             ----         -------        ----------   -------------
Balance at December 31, 1994....              100          10,498          (124,983)       (114,385)
Net loss........................                                            (37,729)        (37,729)
                                             ----         -------        ----------   -------------
Balance at December 31, 1995....              100          10,498          (162,712)       (152,114)
Net loss........................                                            (19,767)        (19,767)
                                             ----         -------        ----------   -------------
Balance at July 30, 1996........             $100         $10,498         $(182,479)  $    (171,881)
                                             ====         =======         =========   =============

        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                       PERIOD
                                                                                                        FROM
                                                                                                     JANUARY 1,
                                                                      FOR THE YEAR ENDED                1996
                                                                         DECEMBER 31,                TO JULY 30,
                                                                    1994             1995               1996
                                                                -------------    ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................  $     (46,588)   $    (37,729)     $       (19,767)
   Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization............................         57,674          47,614               24,919
     Loss on sale of note receivable..........................                            376
     Loss (gain) on disposal of fixed assets..................          1,344              73
     Deferred income taxes....................................        (19,020)        (15,276)              (7,344)
     Changes in assets and liabilities:
        Accounts receivable...................................            129            (584)                (452)
        Receivable from affiliates............................           (345)             33                  (67)
        Interest receivable...................................           (726)          2,569
        Prepaids..............................................             11             (57)                 (57)
        Inventory.............................................           (204)         (1,246)              (2,279)
        Other current assets..................................            194            (130)                (197)
        Accounts payable and accrued liabilities..............            126           1,487                  (38)
        Deferred revenue......................................            161             158                   71
        Payable to affiliates.................................            334              40                  143
        Accrued interest......................................             38             397                3,023
                                                                -------------    ------------      ---------------
Cash flows from operating activities..........................         (6,872)         (2,275)              (2,045)
                                                                -------------    ------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment........................        (11,156)        (11,877)             (13,146)
   Investments................................................           (435)           (360)
   Collections of and proceeds from sale of notes receivable..         17,764           2,624
   Other assets and intangibles...............................            (47)           (621)                (149)
                                                                -------------    ------------      ---------------
Cash flows from investing activities..........................          6,126         (10,234)             (13,295)
                                                                -------------    ------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Activity on revolving credit note payable..................                         12,000
   Note payable to affiliate..................................                                              15,000
   Debt issue costs...........................................                            (11)
                                                                -------------    ------------      ---------------
Cash flows from financing activities..........................                         11,989               15,000
                                                                -------------    ------------      ---------------
Net change in cash and cash equivalents.......................           (746)           (520)                (340)
Cash and cash equivalents, beginning of period................          3,098           2,352                1,832
                                                                -------------    ------------      ---------------
Cash and cash equivalents, end of period......................  $       2,352    $      1,832      $         1,492
                                                                =============    ============      ===============

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

           Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                                      YEARS
                                                                      -----
Cable television plant.........................................        5-10
Buildings and improvements.....................................         10
Furniture and fixtures.........................................        3-7
Equipment and other............................................        3-10

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

           Accounts payable and accrued liabilities

           Accounts payable and accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                     1995
                                                                     ----
Accounts payable.............................................      $   179
Accrued program costs........................................          315
Accrued franchise fees.......................................        1,615
Other accrued liabilities....................................        3,708
                                                                   -------
                                                                   $ 5,817
                                                                   =======

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

4.         INTANGIBLE ASSETS

           Intangible assets consist of the following:

                                                                                                                    December 31,
                                                                                                                        1995
                                                                                                                    -------------
                     Franchise rights............................................................................   $     202,573
                     Goodwill....................................................................................          92,978
                     Other.......................................................................................             370
                                                                                                                    -------------
                                                                                                                          295,921
                     Accumulated amortization....................................................................        (161,901)
                                                                                                                    -------------
                                                                                                                    $     134,020
                                                                                                                    =============

5.         PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

                                                                                                                    December 31,
                                                                                                                        1995
                                                                                                                    -------------
                     Land........................................................................................   $         407
                     Cable television plant......................................................................          81,667
                     Buildings and improvements..................................................................             659
                     Furniture and fixtures......................................................................           1,391
                     Equipment and other.........................................................................           5,251
                     Construction in progress....................................................................           4,035
                                                                                                                    -------------
                                                                                                                           93,410
                     Accumulated depreciation....................................................................         (39,546)
                                                                                                                    -------------
                                                                                                                    $      53,864
                                                                                                                    =============

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

8.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                                      DECEMBER 31,
                                                                                          1995
                                                                                       ----------
Revolving credit note payable, $30,000 commitment, interest at LIBOR plus 1.5%
  payable quarterly,  due February 28, 1997......................................      $   25,000
11 1/8% senior subordinated notes, interest payable
  semi-annually, due April 1, 1997...............................................         271,400
11 5/8% subordinated debentures, interest payable
  semi-annually, due April 1, 1999...............................................          35,050
                                                                                       ----------
                                                                                       $  331,450
                                                                                       ==========

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

           RMG has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

                       1996..............................   $    537
                       1997..............................        334
                       1998..............................        118
                       1999..............................        114
                       2000..............................        110
                       Thereafter........................        458
                                                            --------
                                                            $  1,671
                                                            ========

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

           Also see Note 16 -- Subsequent Events.

13.        INCOME TAXES

           The benefit for income taxes consists of the following:

                                                                                                                     PERIOD FROM
                                                                                                                 JANUARY 1, 1996 TO
                                                                                   1994              1995           JULY 30, 1996
                                                                            --------------     -------------   ------------------
                     Deferred federal tax benefit.........................     $   16,192         $  14,324            $    7,007
                     Deferred state tax benefit...........................          2,828               952                   439
                                                                               ----------         ---------            ----------
                                                                               $   19,020         $  15,276            $    7,446
                                                                               ==========         =========            ==========

           Deferred income taxes relate to temporary differences as follows:

                                                                              DECEMBER 31,
                                                                                  1995
                     Property and equipment...............................     $   10,461
                     Intangible assets....................................         16,412
                                                                               ----------
                                                                                   26,873
                                                                               ----------
                     Loss carryforwards...................................        (23,570)
                     Other................................................         (1,381)
                                                                               ----------
                                                                                  (24,951)
                                                                               ----------
                                                                               $    1,922
                                                                               ==========

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

           A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                                                                                    PERIOD FROM
                                                                                     FOR THE YEAR ENDED          JANUARY 1, 1996 TO
                                                                                   1994              1995           JULY 30, 1996
                                                                               ----------         ---------            ----------
                     Tax benefit at federal statutory
                      rate................................................     $   22,963         $  18,552            $    9,218
                     State taxes, net of federal benefit..................          1,737               950                   575
                     Goodwill amortization................................         (3,222)           (2,914)               (1,634)
                     Tax reserves and other...............................         (2,458)           (1,312)                 (713)
                                                                               ----------         ---------            ----------
                                                                               $   19,020         $  15,276            $    7,446
                                                                               ==========         =========            ==========

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

           As described in Note 1, on July 30, 1996 the Partnership was contributed to InterMedia Capital Partners IV, L.P.



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                               1995
ASSETS
Cash and cash equivalents...........................................        $   1,115
Accounts receivable, net of allowance for doubtful accounts of $33..              924
Receivable from affiliates..........................................               24
Prepaids............................................................               18
Inventory...........................................................              189
                                                                            ---------
          Total current assets......................................            2,270
Intangible assets, net..............................................           14,930
Property and equipment, net.........................................           11,344
Other assets........................................................               46
                                                                            ---------
          Total assets..............................................        $  28,590
                                                                            =========
LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt...................................        $   4,043
Accounts payable and accrued liabilities............................            1,119
Deferred revenue....................................................              849
Payable to affiliates...............................................            1,264
Accrued interest....................................................            1,043
                                                                            ---------
          Total current liabilities.................................            8,318
Long-term debt......................................................           75,726
                                                                            ---------
          Total liabilities.........................................           84,044
                                                                            ---------
Commitments and contingencies
PARTNERS' CAPITAL
General partner.....................................................          (44,878)
Limited partner.....................................................          (10,576)
                                                                            ---------
Total partners' capital.............................................          (55,454)
                                                                            ---------
          Total liabilities and partners' capital...................        $  28,590
                                                                            =========

               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                              FOR THE YEAR ENDED
                                                                  DECEMBER 31,                    PERIOD FROM
                                                        -------------------------------         JANUARY 1, 1996
                                                          1994                 1995            TO JULY 30, 1996
                                                        --------             --------             --------
Basic and cable services ...................            $  9,919             $ 10,830             $  6,783
Pay services ...............................               2,007                2,263                1,289
Other services .............................               1,830                1,851                1,008
                                                        --------             --------             --------
                                                          13,756               14,944                9,080
                                                        --------             --------             --------
Program fees ...............................               2,522                2,980                1,896
Other direct expenses ......................               1,936                1,897                1,199
Depreciation and amortization ..............              10,654                8,501                3,947
Selling, general and administrative expenses               3,229                3,504                2,110
Management and consulting fees .............                 120                  482                  281
                                                        --------             --------             --------
                                                          18,461               17,364                9,433
                                                        --------             --------             --------
Loss from operations .......................              (4,705)              (2,420)                (353)
                                                        --------             --------             --------
Other income (expense):
  Interest and other income ................                                                            33
  Gain (loss) on disposal of fixed assets ..                 (57)                  10
  Interest expense .........................              (8,733)                (534)              (3,092)
  Other income .............................                  56                   82                   40
                                                        --------             --------             --------
                                                          (8,734)                (442)              (3,019)
                                                        --------             --------             --------
Net loss ...................................            $(13,439)            $ (2,862)            $ (3,372)
                                                        ========             ========             ========
Net loss allocation
  General partner
                                                        $(10,765)            $ (2,293)            $ (2,701)

  Limited partner ..........................              (2,674)                (569)                (671)
                                                        --------             --------             --------
                                                        $(13,439)            $ (2,862)            $ (3,372)
                                                        ========             ========             ========

               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                      GENERAL         LIMITED
                                                      PARTNER         PARTNER         TOTAL
                                                   ------------    ------------   ------------
Balance at December 31, 1993..................     $    (55,183)   $     (6,820)  $    (62,003)
Additional capital contributions..............           17,844           5,006         22,850
Adjustment to reallocate losses in connection
  with the debt restructuring (see Note 5)....            5,519          (5,519)
Net loss......................................          (10,765)         (2,674)       (13,439)
                                                   ------------    ------------   ------------
Balance at December 31, 1994..................          (42,585)        (10,007)       (52,592)
Net loss......................................           (2,293)           (569)        (2,862)
                                                   ------------    ------------   ------------
Balance at December 31, 1995..................          (44,878)        (10,576)       (55,454)
Net loss......................................           (2,701)           (671)        (3,372)
                                                   ------------    ------------   ------------
Balance at July 30, 1996......................     $    (47,579)   $    (11,247)  $    (58,826)
                                                   ============    ============   ============

               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEAR ENDED                  PERIOD FROM
                                                                            DECEMBER 31,                  JANUARY 1, 1996,
                                                                    1994                 1995            TO JULY 30, 1996
                                                                  --------             --------             --------
Cash flows from operating activities:
  Net loss ...........................................            $(13,439)            $ (2,862)            $ (3,372)
  Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization ...................              10,970                8,525                3,960
     Loss (gain) on disposal of fixed assets .........                  57                  (10)
     Changes in assets and liabilities:
       Accounts receivable ...........................                (584)                 400                  113
       Receivable from affiliates ....................               8,493                   39                  (57)
       Prepaids ......................................                  (4)                  18                  (37)
       Inventory .....................................                 (12)                  25                  (11)
       Other assets ..................................                 (17)                  (2)
       Accounts payable and accrued liabilities ......                 (10)                 (13)                 997
       Deferred revenue ..............................                  41                    5                   27
       Payable to affiliates .........................               1,197                 (349)                (977)
       Accrued interest and debt restructuring credit                   68               (3,826)                 (37)
                                                                  --------             --------             --------
Cash flows from operating activities .................               6,760                1,950                  606
                                                                  --------             --------             --------
Cash flows from investing activities:
  Purchases of property and equipment ................              (1,276)              (1,370)                (787)
  Proceeds from sale of property and equipment .......                                       44
  Other assets .......................................                  21
                                                                  --------             --------             --------
Cash flows from investing activities .................              (1,255)              (1,326)                (787)
                                                                  --------             --------             --------
Cash flows from financing activities:
  Activity on revolving credit note payable ..........              (2,600)                (400)                (200)
  Debt issue costs ...................................                (161)                  (7)
  Repayment on long-term debt ........................             (22,073)
  Capital contributions ..............................              20,050
                                                                  --------             --------             --------
Cash flows from financing activities .................              (4,784)                (407)                (200)
                                                                  --------             --------             --------
Net change in cash and cash equivalents ..............                 721                  217                 (381)
Cash and cash equivalents, beginning of period .......                 177                  898                1,115
                                                                  --------             --------             --------
Cash and cash equivalents, end of period .............            $    898             $  1,115             $    734
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

           Accounts payable and accrued liabilities

           Accounts payable and accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                                    1995
                                                                  -------
Accounts payable...........................................       $    14
Accrued program costs......................................            43
Accrued franchise fees.....................................           208
Other accrued liabilities..................................           854
                                                                  -------
                                                                  $ 1,119
                                                                  =======


           Income taxes

           No provision or benefit for income taxes is reported in the accompanying financial statements because, as a partnership, the tax effects of the Partnership's results of operations accrue to the partners. The Partnership is registered with the Internal Revenue Service as a tax shelter under Internal Revenue Code Section 6111(b).

           Allocation of profit and losses

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

3.         INTANGIBLE ASSETS

           Intangible assets consist of the following:

                                                                           DECEMBER 31,
                                                                               1995
                                                                            ---------
Franchise rights......................................................      $  48,610
Goodwill and other assets.............................................         10,912
                                                                            ---------
                                                                               59,522
Accumulated amortization..............................................        (44,592)
                                                                            ---------
                                                                            $  14,930
                                                                            =========

4.         PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

                                                                           DECEMBER 31,
                                                                               1995
                                                                            ---------
Land..................................................................      $     138
Cable television plant................................................         28,742
Buildings and improvements............................................            207
Furniture and fixtures................................................            292
Equipment and other...................................................          1,971
Construction in progress..............................................            105
                                                                            ---------
                                                                               31,455
Accumulated depreciation..............................................        (20,111)
                                                                            ---------
                                                                            $  11,344
                                                                            =========

5.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                                1995
                                                                                             ---------
GECC revolving credit; $7,000 commitment; interest payable quarterly at prime
  plus 1% or LIBOR plus 2% per annum; matures June 30, 2001..........................        $   2,000
GECC term loan payable; interest payable quarterly at 7% per annum on $27,000 and
  at prime plus 1% or LIBOR plus 2% per annum on $27,000; matures June 30, 2001......           54,000
Debt restructuring credit............................................................           23,769
                                                                                             ---------
Total debt and debt restructuring credit.............................................           79,769
Less current portion.................................................................            4,043
                                                                                             ---------
                                                                                             $  75,726
                                                                                             =========

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

           The Partnership has entered into pole rental agreements and leases certain of its facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

1996................................        $    63
1997................................             41
1998................................             25
1999................................             19
2000................................             15
Thereafter..........................             25
                                            -------
                                            $   188
                                            =======

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



KPMG Peat Marwick LLP



Denver, Colorado
March 17, 1997

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                             COMBINED BALANCE SHEET

                                       ASSETS

                                                                       DECEMBER 31,
                                                                           1995
                                                                         (AMOUNTS
                                                                            IN
                                                                        THOUSANDS)
                                                                        ----------
Cash............................................................        $    1,936
Trade and other receivables, net of allowance for doubtful
  accounts of $426,000..........................................             2,571
Property and equipment, at cost:
  Land..........................................................               573
  Cable distribution systems....................................            38,551
  Support equipment and buildings...............................             3,588
                                                                        ----------
                                                                            42,712
  Less accumulated depreciation.................................            (5,252)
                                                                        ----------
                                                                            37,460
                                                                        ----------
Franchise costs.................................................           327,262
  Less accumulated amortization.................................            (7,499)
                                                                        ----------
                                                                           319,763
Other assets....................................................                82
                                                                        ----------
                                                                        $  361,812
                                                                        ==========

                        LIABILITIES AND PARENT'S INVESTMENT

Accounts payable................................................        $      270
Accrued liabilities (note 2)....................................             3,486
Deferred income taxes (note 4)..................................           113,239
                                                                        ----------
          Total liabilities.....................................           116,995
                                                                        ----------
Parent's investment:
  Due to TCI Communications, Inc. (TCIC) (note 3)...............           249,136
  Accumulated deficit...........................................            (4,319)
                                                                        ----------
                                                                           244,817
                                                                        ----------
                                                                        $  361,812
                                                                        ==========
Commitments and contingencies (note 5)

            See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

            COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                             PERIOD FROM
                                                       PERIOD FROM          JANUARY 27 TO
                                                     JANUARY 1, 1996        DECEMBER 31,
                                                    TO JULY 30, 1996            1995
                                                  --------------------- -----------------
                                                            (AMOUNTS IN THOUSANDS)
Revenue:
  Basic and cable services...................         $   18,448            $   25,477
  Pay services...............................              6,256                10,241
  Other services.............................              5,586                11,496
                                                      ----------            ----------
                                                          30,290                47,214
                                                      ----------            ----------

Operating costs and expenses:
  Program fees (note 3)......................              6,953                 9,084
  Other direct expenses......................              3,711                 6,596
  Selling, general and administrative........              8,457                10,483
  Allocated general and administrative costs
     (note 3)................................              1,105                 1,618
  Amortization...............................              4,772                 7,499
  Depreciation...............................              2,934                 6,640
                                                      ----------            ----------
                                                          27,932                41,920
                                                      ----------            ----------
          Operating income...................              2,358                 5,294
Interest expense to TCIC (note 3)............            (22,811)              (11,839)
                                                      ----------            ----------
          Loss before income tax benefit.....            (20,453)               (6,545)
Income tax benefit (note 4)..................              7,044                 2,226
                                                      ----------            ----------
          Net loss...........................            (13,409)               (4,319)
Accumulated deficit:
  Beginning of period........................             (4,319)                   --
                                                      ----------            ----------
  End of period..............................         $  (17,728)           $   (4,319)
                                                      ==========            ==========

           See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                              PERIOD FROM
                                                      PERIOD FROM            JANUARY 27 TO
                                                  JANUARY 1, 1996 TO         DECEMBER 31,
                                                     JULY 30, 1996               1995
                                                --------------------     -----------------
                                                            (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................            $ (13,409)              $  (4,319)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization........                7,706                  14,139
     Deferred tax benefit.................                 (740)                 (2,325)
     Changes in assets and liabilities:
       Change in receivables, net.........                   (6)                    (98)
       Change in other assets.............                   33                     (80)
       Change in cash overdraft...........                   35                      --
       Change in accounts payable.........                  313                     150
       Change in accrued liabilities......                 (662)                    965
                                                      ---------               ---------
          Net cash provided by (used in)
            operating activities..........               (6,730)                  8,432
                                                      ---------               ---------
Cash flows used in investing activities--
  Capital expended for property and
  equipment...............................               (4,655)                (13,054)
                                                      ---------               ---------
Cash flows from financing activities--
  Increase in due to TCIC.................                9,449                   6,484
                                                      ---------               ---------
     Net increase (decrease) in cash......               (1,936)                  1,862
Cash at beginning of period...............                1,936                      74
                                                      ---------               ---------
Cash at end of period.....................            $      --               $   1,936
                                                      =========               =========

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

           In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long- lived assets that are expected to be disposed of. The Systems adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Systems. In accordance with Statement No. 121, the Systems periodically review the carrying amounts of their long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Systems consider historical and expected future net operating losses to be their primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Systems deem Assets to be impaired if the Systems are unable to recover the carrying value of their assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Systems generally measure fair value by considering sales prices for similar assets or by discounting estimated future cash flows.

Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

2.         ACCRUED LIABILITIES

           Accrued liabilities consists of the following at December 31, 1995 (amounts in thousands):

Franchise fees payable................................................   $    1,722
Property taxes payable................................................          745
Salaries and benefits payable.........................................          263
Sales taxes payable...................................................          187
Other.................................................................          569
                                                                         ----------
                                                                         $    3,486
                                                                         ==========

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

           Income tax benefit (expense) attributable to loss before income taxes consists of:

                                                                                  CURRENT      DEFERRED       TOTAL
                                                                                       (AMOUNTS IN THOUSANDS)
Period from January 1, 1996 to July 30, 1996:
  Intercompany tax allocation................................................    $  6,304     $      643    $   6,947
  State and local............................................................          --             97           97
                                                                                 --------     ----------    ---------
                                                                                 $  6,304     $      740    $   7,044
                                                                                 ========     ==========    =========


Period from January 27, 1995 to December 30, 1995:
  Intercompany tax allocation................................................    $    (87)    $    2,021    $   1,934
  State and local............................................................         (12)           304          292
                                                                                 --------     ----------    ---------
                                                                                 $    (99)    $    2,325    $   2,226
                                                                                 ========     ==========    =========

           Income tax benefit attributable to earnings differs from the amount computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                           PERIOD FROM JANUARY 1, 1996              PERIOD FROM JANUARY 27, 1995
                                                                 TO JULY 30, 1996                        TO DECEMBER 31, 1995
                                                         ---------------------------------        ----------------------------
Computed "expected" tax
  benefit..............................................              $    7,159                              $      2,291
State and local income taxes,
  net of Federal income tax
  benefit..............................................                      63                                       190
Other..................................................                    (178)                                     (255)
                                                                     ----------                              ------------
                                                                     $    7,044                              $      2,226
                                                                     ==========                              ============

           The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below (amounts in thousands):

                                                          DECEMBER 31, 1995
                                                          -----------------
Deferred tax assets, primarily related to accounts
  receivable.....................................           $       164
Deferred tax liabilities:
  Franchise costs................................               109,350
  Property and equipment.........................                 3,415
  Other..........................................                   638
                                                            -----------
     Gross deferred tax liabilities..............               113,403
                                                            -----------
     Net deferred tax liabilities................           $   113,239
                                                            ===========

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

GENERAL PARTNER

           In August 1997, ICM-IV LLC, a Delaware limited liability company, succeeded ICM-IV, a California limited partnership, as the General Partner of ICP-IV. Leo J. Hindery, Jr. had held a controlling interest in ICM-IV. In February 1997 Mr. Hindery was appointed President of TCI and as part of Mr. Hindery's transition, his interests in IMI, the Managing Member of ICM-IV LLC, and Managing General Partner of ICM-IV, as well as various other management partnerships for the Related InterMedia Entities were purchased by Robert J. Lewis. Through ICM-IV, Mr. Hindery had managed ICP-IV and its subsidiaries. Mr. Hindery no longer holds a controlling interest in ICM-IV or IMI. As general partner, ICM-IV LLC has responsibility for the overall management of the business and operations of the Company. Pursuant to the terms of ICP-IV's agreement of limited partnership amended and restated as of August 5, 1997 and amended as of December 19, 1997 (the "Partnership Agreement"), ICM-IV receives an annual fee for management services rendered under the supervision of the General Partner. The principal offices of ICM-IV LLC are located at 235 Montgomery Street, Suite 420, San Francisco, California 94104 and the telephone number is (415) 616-4600.

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

EXECUTIVES

           ICP-IV has no employees. Pursuant to the Partnership Agreement, ICM-IV, through its affiliate InterMedia Capital Management, L.P. ("ICM"), whose managing general partner is IMI, provides day-to-day management of the Company's business and operations. The five most senior non-operating executives of IMI are:

       NAME                                             Age                   Position
       ----                                             ---                   --------
    Robert J. Lewis...............................      67       President and Chief Executive Officer

   *Leo J. Hindery, Jr............................      50       President and Chief Executive Officer

    Edon V. Hartley...............................      38       Senior Executive Director, Chief Financial Officer

  **Derek Chang...................................      30       Treasurer

    Rodney M. Royse...............................      31       Vice President and Senior Executive Director,
                                                                 Business Development

    Thomas R. Stapleton...........................      44       Vice President and Senior Executive Director, Chief
                                                                 Accounting Officer

*** Grace de Latour...............................      49       Executive Director of Human Resources

    Donna Dearman.................................      42       Executive Director of Human Resources

    The five officers of IPCC are:

       NAME                                          Age                 Position
       ----                                          ---                 --------
  Robert J. Lewis..............................      67       President and Chief Executive Officer

 *Leo J. Hindery, Jr...........................      50       President

  Edon V. Hartley..............................      38       Senior Executive Director, Chief Financial Officer

**Derek Chang..................................      30       Secretary and Treasurer

  Rodney M. Royse..............................      31       Vice President and Senior Executive Director,
                                                              Business Development

  Thomas R. Stapleton..........................      44       Vice President, Assistant Secretary and Senior
                                                              Executive Director, Chief Accounting Officer

  Bruce J. Stewart.............................      33       Vice President, Legal Affairs


           *Leo J. Hindery, Jr. is the founder and was the Managing General Partner of ICM-IV and ICM and President of IMI and IPCC. Mr. Hindery is also the founder and was the Managing General Partner of InterMedia Partners, a California limited partnership, and all of the other Related Intermedia Entities. Before launching InterMedia Partners in 1988, Mr. Hindery was, from 1985 to 1988, Chief Officer for Planning and Finance of The Chronicle Publishing Company of San Francisco ("Chronicle Publishing"), which owns and operates substantial newspaper and television broadcast properties and, at the time, cable television properties. Prior to joining Chronicle Publishing, Mr. Hindery was, from 1983 to 1985, Chief Financial Officer and a Managing Director of Becker Paribas Incorporated, a major New York-based investment banking firm. Mr. Hindery is on the Board of Directors of DMX, Incorporated, the NCTA, the Cable Telecommunications Association, Cable in the Classroom and C-SPAN. He earned a B.A. with honors from Seattle University and an M.B.A. with honors from Stanford University's Graduate School of Business. In February 1997, Mr. Hindery was appointed president of TCI. Upon completion of his transition to TCI, Mr. Hindery was no longer Managing General Partner of ICM-IV or any other management partnerships of the Related InterMedia Entities.

           Robert J. Lewis is a recognized pioneer in the cable television industry having started his career as a system manager. Since that time he has held top level positions in the industry. Among them are President of Cablecom-General, President and Chief Operating Officer of Jones Intercable, Inc., President of Televents Group, Inc. and Senior Vice President of TCI. Mr. Lewis retired from TCI in 1995 and since that time has served as an Executive Director and Advisor for the Related InterMedia Entities. He is also a Director of Online System Services, Inc., a Denver based Internet access and business solutions company. Mr. Lewis acquired Mr. Hindery's interest in the general partner of ICM-IV and other management partnerships of the Related InterMedia Entities upon the departure of Mr. Hindery to TCI. See Item 13 "Certain Relationships and Related Transactions."

           Edon V. Hartley is Chief Financial Officer of ICM, IMI and IPCC. Ms. Hartley joined ICM in 1996. From 1993 to 1995, Ms. Hartley was Finance Director for TCI. From 1990 to 1993, Ms. Hartley was Finance Counsel for TCI. Ms. Hartley earned a B.S. with honors in accounting from the University of Missouri and a J.D. with honors from the University of Denver.

           **Derek Chang was Treasurer of ICM, IMI and IPCC, and Secretary of IPCC. Mr. Chang joined ICM in 1994. From 1990 to 1992, Mr. Chang worked as a financial analyst for The First Boston Corporation in the Mergers and Acquisitions Group. Mr. Chang earned a B.A. from Yale University and an M.B.A. from Stanford University's Graduate School of Business. Mr. Chang departed from ICM, IMI and IPCC in April of 1997.

           Rodney M. Royse is Vice President and Senior Executive Director, Business Development of ICM, IMI and IPCC. Mr. Royse joined ICM in 1990. From 1988 to 1990, Mr. Royse was a financial analyst at Salomon Brothers Inc in the Corporate Finance Group. Mr. Royse earned a B.A. in Economics from Stanford University.

           Thomas R. Stapleton is Vice President and Senior Executive Director, Chief Accounting Officer of ICM, IMI and IPCC, and of IPCC. Prior to joining ICM in 1989, Mr. Stapleton was a Manager with Price Waterhouse LLP, the Company's independent accountants. Mr. Stapleton was previously employed by Bank of America in asset-based financing. Mr. Stapleton earned a B.S. degree with honors in Business Administration from San Francisco State University.

           ***Grace de Latour was the Executive Director of Human Resources of ICM, IMI and IPCC. Ms. de Latour joined IMI in 1995. Prior to joining IMI, from 1994 to 1995, Ms. de Latour was Vice President of Human Resources for Expressly Portraits. Before that, from 1972 to 1993, she was Corporate Vice President for Human Resources for Carter Hawley Hale Stores, Inc. Ms. de Latour is on the Board of Directors of the Independent Colleges of Northern California and the Federated Employers of the Bay Area. Ms. de Latour earned a B.A. in sociology from Trinity College in Washington, D.C. Ms. de Latour departed from ICM, IMI and IPCC in August, 1997.

           Donna Dearman is the Executive Director of Human Resources of ICM, IMI and IPCC. Ms. Dearman joined IMI in 1989 as a payroll and benefits specialist. She was later promoted to the position payroll manager, then benefits manager and lastly Regional Human Resources Manager before succeeding Ms. de Latour as Executive Director of Human Resources.

KEY OPERATING MANAGEMENT

           The following persons hold key operating management positions with ICM or IMI:

         NAME                                          Age                    POSITION
         ----                                          ---                    --------
 ****Terry C. Cotten.............................       49        Executive Director of Operations

     F. Steven Crawford..........................       49        Senior Executive Director, Chief Operating Officer

     Julaine A. Smith............................       41        Controller

     Bruce J. Stewart............................       33        General Counsel and Executive Director of
                                                                 Communications

*****Barbara J. Wood.............................       46        Executive Director of Budgets and Regulatory
                                                                 Affairs

     Kenneth A. Wright...........................       42        Executive Director of Engineering and
                                                                 Telecommunications

     Donna K. Young..............................       49        Development Executive Director of Marketing
                                                                 and Ad Sales

           ****Terry C. Cotten was Executive Director of Operations for IMI. He has over 30 years of experience in the cable television industry. Prior to joining IMI in 1989, Mr. Cotten was, from 1988 to 1989, President of Western Communications' cable system in Ventura County, serving approximately 65,000 subscribers in Southern California. Prior to this position, Mr. Cotten was President of Western Communications' cable system in South San Francisco from 1986 to 1988. Mr. Cotten earned a B.S. in Management from St. Mary's College. Mr. Cotten departed from IMI in August 1997.

           F. Steven Crawford is the Chief Operating Officer and Senior Executive Director for ICM. Prior to joining ICM on October 1, 1996, Mr. Crawford was Senior Vice President of E. W. Scripps Company from September 1992 to September 1996 and was Chief Operating Officer of Scripps Cable serving approximately 750,000 subscribers. Mr. Crawford was Vice President of Scripps Cable's operations in the Southeast from September 1990 to September 1992. Mr. Crawford serves on the Board of Directors of the Cable Advertising Bureau. Mr. Crawford earned a B.S. degree in business management and a M.B.A. degree in finance from Valdosta State University.

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

           *****Barbara J. Wood was the Executive Director of Budgets and Regulatory Affairs of IMI. Ms. Wood has worked in the cable television industry since 1984. Prior to joining IMI in 1992, she was, from 1991 to 1992, a regional financial manager for Viacom handling budgeting, financial systems and internal controls. She was in London with Videotron U.K. during its start-up from 1990 to 1991 as an outside consultant managing the installation of financial cost accounting systems and was a controller for Cox Communications from 1984 to 1989. Ms. Wood is a Certified Public Accountant and earned an M.B.A. in Management from San Diego State University. Ms. Wood departed from IMI in April 1997.

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

           Donna K. Young is the Executive Director of Marketing and Ad Sales of IMI. Ms. Young is responsible for national marketing programs, including customer acquisition, customer retention and new product development. Prior to joining IMI in November 1994, Ms. Young was Vice President for Business Development from 1989 to 1994 for KBLCOM, Inc., then an 800,000- subscriber MSO based in Houston. Ms. Young is on the Board of Directors of the Cable Television Administration and Markets Society. A native of Shelbyville, Tennessee, Ms. Young earned a Ph.D. in educational and organizational psychology from the University of Tennessee in Knoxville.

ITEM 11.             EXECUTIVE COMPENSATION

           None of the employees of the Company are deemed to be executives or officers of the Company. Services of the non-operating executives, key operating management and other employees of ICM or IMI are provided to the Company in exchange for fees pursuant to ICP-IV's Partnership Agreement and other agreements for services. The executives, key operating management and other employees of ICM or IMI who provide services to the Company are compensated by ICM or IMI and therefore receive no compensation from the Company. No portion of the fees paid by the Company is allocated to specific employees for the services performed by ICM or IMI for the Company. See Item 13 "Certain Relationships and Related Transactions -- Management by ICM-IV LLC" and "-- Services to be Rendered to the Company by IMI."

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The following table sets forth certain information concerning the partnership interests in ICP-IV owned by each person known to ICP-IV to own beneficially more than a five percent non-preferred equity interest and by the executives of IMI as a group.

   NAMES AND ADDRESSES OF BENEFICIAL OWNERS                   TYPE OF INTEREST                    PERCENTAGE
   ----------------------------------------                   ----------------                    ----------
Tele-Communications, Inc.......................               Limited Partner                     48.7%
  5619 DTC Parkway, 11th Floor
  Englewood, CO 80111

NationsBanc Investment Corp....................               Limited Partner                     9.0%(1)
  NationsBank Corporate Center
  100 North Tryon Street
  Charlotte, NC 28255

IP Holdings L.P................................               Limited Partner                     7.5%
  c/o Centre Partners
  30 Rockefeller Plaza, Suite 5050
  New York, NY 10020

Mellon Bank, N.A., as Trustee for..............               Limited Partner                     6.3%(2)
  Third Plaza Trust and Fourth Plaza Trust
  1 Mellon Bank Center
  Pittsburgh, PA 15258-0001

Sumitomo Corp..................................               Limited Partner                     5.7%
  Sumitomo Kanda Building
  24-4, Kanda Nishikicho 3-chome
  Chiyoda-ku, Tokyo 101, Japan

Executives of IMI as a Group (5 persons).......               General Partner                     1.1%(3)

----------

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

(3) Robert J. Lewis is the sole shareholder of IMI and holds the controlling interest in ICM-IV LLC. See Item 13 "Certain Relationships and Related Transactions -- The Related InterMedia Entities." No executive of IMI or IPCC holds a direct interest in ICP-IV.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CHANGE IN MANAGING GENERAL PARTNER

           In February 1997 Leo J. Hindery, Jr. was appointed president of TCI. As part of Mr. Hindery's transition to TCI, substantially all of Mr. Hindery's interests in ICM-IV and its general partner IMI, as well as in various other management partnerships for the Related InterMedia Entities, were converted or sold. Pursuant to these transactions, Mr. Hindery no longer holds a controlling interest in IMI or ICM-IV and ICM-IV is no longer the managing general partner of the Company.

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

           IMI owns 95% of the equity interests in ICM-IV LLC. ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV and the .01% managing general partner interests in certain of ICP-IV's subsidiaries for approximately $0.090 million. ICM-IV's remaining general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

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

INTERMEDIA PARTNERS IV, CAPITAL CORP.

           IPCC is the wholly owned subsidiary of the Company and was formed solely for the purpose of serving as a co-issuer of the Notes. The Notes are the joint and several obligation of the Company and IPCC. Separate financial statements and other disclosure concerning IPCC have not been provided because IPCC's financial position is not deemed to be material and it does not have any operations.

THE RELATED INTERMEDIA ENTITIES

           The Related InterMedia Entities and the Company are a series of partnerships and corporations founded by Leo J. Hindery, Jr. to own and operate cable television systems in the United States. Mr. Hindery formed the first of the Related InterMedia Entities, IP-I, in early 1988 with the financial backing of TCI. Through ICM-IV, Mr. Hindery had managed ICP-IV and its subsidiaries. Upon completion of his transition to TCI, Mr. Hindery no longer holds a controlling interest in IMI, IPCC, ICM-IV, or any of the Related InterMedia Entities or their respective management partnerships. See Item 10 "Directors and Executive Officers of the Registrant -- General Partner" and "-- Executives."

           Although each of the Related InterMedia Entities and the Company are distinct legal entities, they are operated as a cohesive group. Accordingly, they enjoy operating efficiencies and reduced overhead from centralization of certain common functions and shared economies of scale. Clustering of the Company's operations by geographic location is also intended to contribute to operating efficiencies and revenue opportunities.

           In order to achieve certain operating economies of scale and to allocate certain administrative services equitably to all of the Related InterMedia Entities and the Company, Mr. Hindery formed IMI. Mr. Lewis is now the sole shareholder of IMI. IMI performs the accounting, marketing, engineering, administrative, operations, legal and rate regulation functions for all of the Related InterMedia Entities and the Company at cost. Generally, IMI's costs are allocated to each of the Related InterMedia Entities and the Company on a per subscriber basis.

SERVICES TO BE RENDERED TO THE COMPANY BY IMI

           Certain of ICP-IV's subsidiaries have entered into agreements with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, rate regulation and other administrative services to the Company at cost (the "Services Agreements").

           IMI provides similar services to all of the Related InterMedia Entities' operating companies. IMI charges certain costs to the Company primarily based on the Company's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities' systems. In addition to changes in IMI's cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers of the Related InterMedia Entities' operating companies will affect the level of IMI costs charged to the Company. The Company believes that the terms of the Services Agreements are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations with IMI. The Partnership Agreement requires that to the extent amounts paid to affiliates, including ICM-IV, IMI or partners, exceed the amounts that would be paid under terms afforded by unrelated third parties, such excess will result in corresponding reductions in the Administrative Fee (as defined herein) payable to ICM-IV. The payment to such affiliate of any such amount in excess of the ICM-IV Administrative Fee requires the approval of 70.0% in interest of the limited partners.

MANAGEMENT BY ICM-IV LLC

           ICM-IV LLC manages the Company's cable systems and such management is administered by ICM-IV under ICM-IV LLC's supervision pursuant to ICP-IV's Partnership Agreement. ICM-IV has assigned its rights and obligations to ICM with regard to administering the management of the Company's cable systems. The Partnership Agreement provides that this management relationship continues in effect with respect to each cable television system owned by the Company. ICM-IV LLC is authorized to provide management services that include (i) entering into contracts and performing the resulting obligations, (ii) managing the assets of the Company and employing such personnel as may be necessary or appropriate,
(iii) controlling bank accounts and drawing orders for the payment of money,
(iv) collecting income and payments due, (v) keeping the books and records, and hiring independent certified public accountants, (vi) paying payables and other expenses, (vii) handling Company claims, (viii) administering the financial affairs, making tax and accounting elections, filing tax returns, paying liabilities and distributing profits to ICP-IV's partners, (ix) borrowing money on behalf of the Company, (x) causing the Company to purchase and maintain liability insurance, (xi) commencing or defending litigation that pertains to the Company or any of its assets and investigating potential claims, (xii) executing and filing fictitious business name statements and similar documents,
(xiii) admitting additional limited partners and permitting additional capital contributions as provided in the Partnership Agreement and admitting an assignee of an existing limited partner's interest to be a substituted limited partner and (xiv) terminating ICP-IV pursuant to the terms of the Partnership Agreement.

           The term of the Partnership Agreement is until December 31, 2007 unless earlier dissolved under certain conditions specified in the Partnership Agreement. For its services under the Partnership Agreement, ICM-IV receives a fee (the "Administrative Fee") equal to 1.0% of the total non-preferred Contributed Equity contributions that have been made to the Company determined as of the beginning of each calendar quarter in each fiscal year; however, if the acquisition of a cable television system is made with debt financing of more than two-thirds of the purchase price of such cable television system, the Partnership Agreement provides that capital contributions of one-third of such purchase price will be deemed to have been made and the Administrative Fee will be paid on such deemed contributions. When any such debt financing is replaced with actual non-preferred capital contributions of the partners, the Partnership Agreement provides that the Administrative Fee will be based on such actual capital contributions rather than a deemed contribution for such amount. The Company believes that the terms in the Partnership Agreement concerning ICM-IV's management services are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations.

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

           TCI Greenville/Spartanburg. The TCI Entities, which are wholly owned subsidiaries of TCI, have contributed the Greenville/Spartanburg System to the Company pursuant to the contribution agreement (the "G/S Contribution Agreement") by and among ICP-IV and TCI of Greenville, Inc., TCI of Piedmont, Inc. and TCI of Spartanburg, Inc., each of which is a wholly owned subsidiary of TCI, for total consideration of $238.9 million. The Company subsequently contributed these assets to IP-TN, a subsidiary of ICP-IV. See Item 1 "The Company -- Acquisitions."

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

           ICM-IV. Pursuant to the Partnership Agreement, ICM-IV funded its capital contributions of $3.8 million to ICP-IV with cash of $2.0 million and notes payable to ICP-IV of $1.8 million. These $1.8 million notes were paid off with proceeds from a loan for a like amount from IP-IV to ICM-IV. The promissory note from IP-IV bears interest at an averaged rate based upon interest rates accruing on all loans pursuant to which IP-IV has borrowed funds and matures at the earlier of July 31, 1998 or the date on which IP-IV demands payment.

CERTAIN OTHER RELATIONSHIPS

           The Company is a party to an agreement with SSI, an affiliate of TCI, pursuant to which SSI provides certain cable programming to the Company at the rate available to TCI plus an administrative fee. Management believes that these rates are at least as favorable as the rates that could be obtained through arm's-length negotiations with third parties. The Company's programming fees charged by SSI for the years ended December 31, 1996 and 1997 amounted to $17.5 million and $41.1 million, respectively.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as a part of this report:

           (1) Financial Statements -- See Index to Financial Statements on page 44 of this Form 10-K.

           (2) Financial Statement Schedules -- See Index to Financial Statements on page 44 of this Form 10-K.

           (3)   Exhibits -- See Index to Exhibits on page 119 of this
                 Form 10-K.

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1997.

                                  EXHIBIT INDEX

       EXHIBIT                                                                                                       SEQUENTIALLY
       NUMBER                                                        EXHIBIT                                        NUMBERED PAGES
       ------                                                        -------                                        --------------
        *2.1           Asset Purchase and Sale Agreement dated as of October 25, 1995 by and between
                       ParCable, Inc. and InterMedia Partners of Tennessee, L.P. and amendment thereto.
                       (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).......................................
        *2.2           Asset Purchase Agreement dated October 18, 1995 between Time Warner
                       Entertainment Company, L.P. and InterMedia Partners of Tennessee, L.P. and
                       amendment thereto. (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).................
        *2.3           Stock Purchase Agreement dated as of July 26, 1996 between InterMedia Capital
                       Management V, L.P. and InterMedia Partners IV, L.P. ......................................
        *2.4           Contribution Agreement dated as of April 30, 1996 by and between InterMedia
                       Capital Partners IV, L.P., InterMedia Partners and General Electric Capital
                       Corporation and amendments thereto.  (Schedules omitted. The Company agrees to furnish a copy of any schedule to the Commission upon request)............................
        *2.5           Contribution Agreement dated as of March 4, 1996 by and between InterMedia
                       Partners IV, L.P., TCI of Greenville, Inc., TCI of Piedmont, Inc. and TCI of
                       Spartanburg, Inc. and amendments thereto. (Exhibits and schedules omitted. The
                       Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).............................................................................
        *2.6           Exchange Agreement dated as of December 18, 1995 by and between TCI
                       Communications, Inc. and InterMedia Partners Southeast and amendment thereto.
                       (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).......................................
       *** 3.3         Amended and Restated Agreement of Limited Partnership of InterMedia Capital
                       Partners IV, L.P. dated as of August 5, 1997 by and among InterMedia Capital
                       Management, LLC, InterMedia Capital Management IV, L.P. and various other limited partners..........................................................................
        *4.2           Indenture dated as of July 30, 1996 by and among InterMedia Capital Partners IV,
                       L.P., InterMedia Partners IV, Capital Corp.  and The Bank of New York, as
                       trustee...................................................................................
        *4.3           Pledge and Escrow Agreement dated as of July 30, 1996 by and among InterMedia
                       Capital Partners IV, L.P., InterMedia Partners IV, Capital Corp., NationsBanc
                       Capital Markets, Inc. and The Bank of New York, as trustee and as collateral agent. (Annex I omitted. The Company agrees to furnish a copy of Annex I to the
                       Commission upon request)..................................................................
        *10.1          Revolving Credit and Term Loan Agreement dated as of July 30, 1996 among
                       InterMedia Partners IV, L.P. and The Bank of New York,  as Administrative
                       Agent, and The Bank of New York, NationsBank of Texas, N.A., Toronto
                       Dominion (Texas), Inc., as Arranging Agents,  and NationsBank of Texas, N.A.
                       and Toronto Dominion (Texas),  Inc., as Syndication Agents, and the Financial
                       Institution Parties thereto...............................................................
        *10.2          Security and Hypothecation Agreement dated as of July 30, 1996 by InterMedia
                       Partners of West Tennessee, L.P. in favor of The Bank of New York in its capacity as Agent for the benefit of the Lenders. (InterMedia Partners IV, L.P., InterMedia
                       Capital Partners IV, L.P., InterMedia Partners of Tennessee, InterMedia Partners
                       Southeast, Robin Media Holdings, Inc. and Robin Media Group each have entered into agreements which are substantially identical in all material respects to Exhibit
                       10.2).....................................................................................

       EXHIBIT                                                                                                       SEQUENTIALLY
       NUMBER                                                        EXHIBIT                                        NUMBERED PAGES
       ------                                                        -------                                        --------------
        *10.3          General Guarantee dated July 30, 1996 by and among InterMedia Partners of West
                       Tennessee, L.P. in favor of The Bank of New York, as agent to the financial institutions. (InterMedia Capital Partners IV, L.P., InterMedia Partners Southeast,
                       InterMedia Partners of Tennessee, Robin Media Holdings, Inc. and Robin Media
                       Group each have entered into agreements which are substantially identical in all material respects to Exhibit 10.3).........................................................
       **10.4          Satellite Services, Inc. Programming Supply Agreement dated January 28, 1996, by and between Satellite Services, Inc. and InterMedia Partners IV, L.P.......................
      *** 10.12        Consent and Second Amendment to Revolving Credit and Term Loan Agreement,
                       dated as of July 30, 1996 and amended as of August 6, 1996, dated as of
                       February 28, 1997 among InterMedia Partners IV, L.P. and The Bank of New
                       York, as Administrative Agent, and The Bank of New York, NationsBank of
                       Texas, N.A., Toronto Dominion (Texas), Inc., as Arranging Agents, and
                       NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc., as Syndication
                       Agents and the Financial Institution Parties thereto.......................................
        12.1           Computation of Ratios......................................................................
        *21.1          List of Subsidiaries of InterMedia Capital Partners IV, L.P................................
        24.1           Power of Attorney (included on page 121)...................................................
        27.1           Schedule of Financial Data for InterMedia Capital Partners IV,  L.P........................

----------

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

*** Incorporated by reference to the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file No. 333-11893.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                        By:  InterMedia Capital Management,
                                             LLC, its General Partner

                                        By:  InterMedia Management, Inc., its
                                             Managing Member


                                        By:  /s/ ROBERT J. LEWIS
                                             -----------------------------------
                                                 Robert J. Lewis
                                                    President

Date: March 27, 1998.

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

Signature                                                             Title                                            Date
---------                                                             -----                                            ----
/s/  ROBERT J. LEWIS                            President, Chief Executive Officer and Sole Director of            March 27, 1998
----------------------------------------------  InterMedia Management, Inc.  (principal executive
     Robert J. Lewis
              officer)

/s/  EDON V. HARTLEY                            Chief Financial Officer of InterMedia Management, Inc.             March 27, 1998
----------------------------------------------  (principal financial officer)
     Edon V. Hartley

/s/  THOMAS R. STAPLETON                        Vice President of InterMedia Management, Inc.                      March 27, 1998
----------------------------------------------  (principal accounting officer)
     Thomas R. Stapleton


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

            SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                          DECEMBER 31,
                                                                                                  1996                   1997
ASSETS
Escrowed investments held to maturity....................................................    $       28,237         $       29,359
Interest receivable on escrowed investments..............................................             2,189                  1,412
                                                                                             --------------         --------------
           Total current assets..........................................................            30,426                 30,771
Escrowed investments held to maturity....................................................            60,518                 31,148
Intangible assets, net...................................................................            11,833                 11,101
Investment in IP-IV......................................................................           276,909                234,955
                                                                                             --------------         --------------
           Total assets..................................................................    $      379,686         $      307,975
                                                                                             ==============         ==============

LIABILITIES AND PARTNERS' CAPITAL
Accrued interest.........................................................................    $       13,870         $       13,688
                                                                                             --------------         --------------
           Total current liabilities.....................................................            13,870                 13,688
Long-term debt...........................................................................           292,000                292,000
                                                                                             --------------         --------------
           Total liabilities.............................................................           305,870                305,688
                                                                                             --------------         --------------

Commitments and contingencies

PARTNERS' CAPITAL
Preferred limited partnership interest...................................................            24,888                 24,888
General and limited partners' capital....................................................            50,778                (20,751)
Note receivable from partner.............................................................            (1,850)                (1,850)
                                                                                             --------------         --------------
           Total partners' capital.......................................................            73,816                  2,287
                                                                                             --------------         --------------
           Total liabilities and partners' capital.......................................    $      379,686         $      307,975
                                                                                             ==============         ==============

          See accompanying notes to the condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                                       FOR THE YEAR ENDED
                                                                                                          DECEMBER 31,
                                                                                                  1996                   1997
                                                                                             --------------         ---------
Revenues ................................................................................    $                      $
Loss from operations.....................................................................
Other income (expense):
       Interest income ..................................................................             2,189                  3,968
       Interest expense .................................................................           (14,138)               (33,543)
       Equity in net loss of IP-IV ......................................................           (15,780)               (42,038)
                                                                                             --------------         --------------
Net loss ................................................................................    $      (27,729)        $      (71,613)
                                                                                             ==============         ==============

            See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                PREFERRED
                                                 LIMITED         GENERAL        LIMITED              NOTES
                                                 PARTNER         PARTNER        PARTNERS           RECEIVABLE           TOTAL
                                             -------------     -----------    -------------     ----------------     ----------
Syndication costs............................$         (43)    $        (7)   $        (575)    $                    $     (625)
                                             -------------     -----------    -------------     ----------------     ----------
Balance at December 31, 1995.................          (43)             (7)            (575)                               (625)

Cash contributions...........................                        1,913          188,637                             190,550
Notes receivable from General
   Partner...................................                        1,850                                (1,850)
In-kind contributions,
   historical cost basis.....................                                       237,805                             237,805
Conversion of GECC debt to equity............       25,000                           11,667                              36,667
Allocation of RMG's and IPWT's
   historical equity balances................                       (2,719)        (239,368)                           (242,087)
Distribution.................................                                      (119,775)                           (119,775)
Syndication costs............................          (69)            (10)            (911)                               (990)
Net loss.....................................                         (311)         (27,418)                            (27,729)
                                             -------------     -----------    -------------     ----------------     ----------
Balance at December 31, 1996.................       24,888             716           50,062               (1,850)        73,816

Cash contributions ..........................                           84                                                   84
Transfer and conversion of
   General Partner Interest to
   Limited Partner Interest..................                         (799)             799
Net loss ....................................                           (1)         (71,612)                            (71,613)
                                             -------------     -----------    -------------     ----------------     ----------
Balance at December 31, 1997.................$      24,888     $              $     (20,751)    $         (1,850)    $    2,287
                                             =============     ===========    =============     ================     ==========

            See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE YEAR ENDED DECEMBER 31,

                                                                                    1996                     1997
                                                                            ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................ $             (27,729)   $            (71,613)
   Equity in net loss of IP-IV.............................................                15,780                  42,038
   Amortization expense....................................................                   268                     732
   Changes in assets and liabilities:
     Interest receivable...................................................                (2,189)                    777
     Accounts payable and accrued liabilities..............................                    (3)
     Payable to affiliate..................................................                  (625)
     Accrued interest......................................................                13,870                    (182)
                                                                            ---------------------    --------------------
Cash flows from operating activities.......................................                  (628)                (28,248)
                                                                            ---------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in IP-IV....................................................              (260,304)                    (84)
   Purchases of escrowed investments.......................................               (88,755)
   Proceeds from maturity of escrowed investments .........................                                        28,248
                                                                            ---------------------    --------------------
Cash flows from investing activities.......................................              (349,059)                 28,164
                                                                            ---------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from long-term debt..........................................               292,000
   Contributed capital.....................................................               190,550                      84
   Partner distribution....................................................              (119,775)
   Debt issue costs........................................................               (12,098)
   Syndication costs.......................................................                  (990)
                                                                            ---------------------    --------------------
Cash flows from financing activities.......................................               349,687                      84
                                                                            ---------------------    --------------------
Net change in cash.........................................................
Cash and cash equivalents, beginning of period.............................
Cash and cash equivalents, end of period................................... $                        $
                                                                            =====================    ====================

           See accompanying notes to condensed financial information.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.         BASIS OF PRESENTATION

           The condensed financial information presents the unconsolidated financial statements of InterMedia Capital Partners IV, L.P. ("ICP-IV"). ICP-IV's majority-owned subsidiaries are recorded using the equity basis of accounting.

           Refer to the Notes to the consolidated financial statements for descriptions of material contingencies, escrowed investments held to maturity and significant provisions of long-term obligations and guarantees of ICP-IV.

                                                                     SCHEDULE II

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                               ADDITIONS
                                                     BALANCE AT       CHARGED TO     CHARGED TO                      BALANCE AT
                                                     JANUARY 1,        BAD DEBT        OTHER                         DECEMBER 31,
                          DESCRIPTION                   1996            EXPENSE      ACCOUNTS(1)       WRITE-OFFS         1996
                          -----------               -------------    ------------    -----------      ------------    ----------
Allowance for doubtful accounts...................  $         --    $      1,937    $      2,352     $     (2,159)    $     2,130

                                                                               ADDITIONS
                                                     BALANCE AT       CHARGED TO     CHARGED TO                       BALANCE AT
                                                     JANUARY 1,        BAD DEBT        OTHER                         DECEMBER 31,
                          DESCRIPTION                   1997            EXPENSE      ACCOUNTS(2)       WRITE-OFFS         1997
                          -----------               -------------    ------------    -----------      ------------    -----------
Allowance for doubtful accounts...................  $       2,130    $      4,260    $         (8)    $    (4,697)    $     1,685

----------

(1) Represents allowance for doubtful accounts balance assumed in connection with the Company's acquisitions of cable television systems during 1996.

(2) Represents allowance for doubtful accounts balance sold in connection with the Company's sale of certain of its cable television assets in December 1997.