Form 10-Q
period 1998-03-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1998-05-18
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 1998

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I -- FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS ..........................................         1
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS .........................................        11

PART II -- OTHER INFORMATION
           ITEM 1. LEGAL PROCEEDINGS .............................................        20
           ITEM 2. CHANGES IN SECURITIES .........................................        20
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...............................        20
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........        20
           ITEM 5. OTHER INFORMATION .............................................        20
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................        26

SIGNATURES .......................................................................        27


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         DECEMBER 31         MARCH 31
                                                                                            1997               1998
                                                                                         ------------      ------------
                                                                                                            (unaudited)
ASSETS
Cash and cash equivalents .......................................................        $      6,388      $      8,373
Accounts receivable, net of allowance for doubtful accounts of $1,685 and $1,616,
     respectively ...............................................................              23,163            21,070
Escrowed investments held to maturity ...........................................              29,359            29,894
Interest receivable on escrowed investments .....................................               1,418               466
Receivable from affiliate .......................................................                 686             1,338
Prepaids ........................................................................                 599             1,646
Other current assets ............................................................                 359               308
                                                                                         ------------      ------------
     Total current assets .......................................................              61,972            63,095
Escrowed investments held to maturity ...........................................              31,148            16,105
Intangible assets, net ..........................................................             550,726           531,632
Property & equipment, net .......................................................             310,455           316,551
Deferred income taxes ...........................................................              14,221            15,816
Other non-current assets ........................................................               2,242             2,104
                                                                                         ------------      ------------
     Total assets ...............................................................        $    970,764      $    945,303
                                                                                         ============      ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities ........................................        $     32,708      $     22,755
Payable to affiliates ...........................................................               3,813             4,457
Deferred revenue ................................................................              15,856            18,005
Accrued interest ................................................................              22,076            13,847
                                                                                         ------------      ------------
     Total current liabilities ..................................................              74,453            59,064
Deferred channel launch revenue .................................................               4,154             3,892
Long-term debt ..................................................................             876,500           887,000
Other non-current liabilities ...................................................                 131               142
                                                                                         ------------      ------------
     Total liabilities ..........................................................             955,238           950,098
                                                                                         ------------      ------------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares .........................................              13,239            13,468
PARTNERS' CAPITAL
Preferred limited partnership interest ..........................................              24,888            24,888
Junior preferred limited partnership interest ...................................                                (1,423)
General and limited partners' capital ...........................................             (20,751)          (39,878)
Note receivable from general partner ............................................              (1,850)           (1,850)
                                                                                         ------------      ------------
     Total partners' capital ....................................................               2,287           (18,263)
                                                                                         ------------      ------------
     Total liabilities and partners' capital ....................................        $    970,764      $    945,303
                                                                                         ============      ============


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
REVENUES                                                       1997             1998
                                                            -----------      -----------
Basic and cable services ...........................        $    41,288      $    46,012
Pay service ........................................             10,001           10,112
Other service ......................................              9,530            9,228
                                                            -----------      -----------
                                                                 60,819           65,352
                                                            -----------      -----------
COSTS AND EXPENSES
Program fees .......................................             13,025           15,301
Other direct expenses ..............................              6,851            6,606
Depreciation and amortization ......................             33,290           32,772
Selling, general and administrative expenses .......             11,756           13,130
Management and consulting fees .....................                838              838
                                                            -----------      -----------
                                                                 65,760           68,647
                                                            -----------      -----------
Loss from operations ...............................             (4,941)          (3,295)
                                                            -----------      -----------
OTHER INCOME (EXPENSE)
  Interest and other income ........................              1,378            1,203
  Interest expense .................................            (19,263)         (19,519)
  Other expense ....................................               (170)            (305)
                                                            -----------      -----------
                                                                (18,055)         (18,621)
                                                            -----------      -----------
Loss before income tax benefit and minority interest            (22,996)         (21,916)
Income tax benefit .................................              1,488            1,595
                                                            -----------      -----------
Net loss before minority interest ..................            (21,508)         (20,321)
Minority interest ..................................               (214)            (229)
                                                            -----------      -----------
Net loss ...........................................        $   (21,722)     $   (20,550)
                                                            ===========      ===========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                         JUNIOR
                                           PREFERRED    PREFERRED
                                            LIMITED      LIMITED       GENERAL       LIMITED         NOTES
                                            PARTNER      PARTNER       PARTNER       PARTNERS      RECEIVABLE        TOTAL
                                          -----------  -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1995 .........    $       (43) $             $        (7)   $      (575)   $              $      (625)
Cash contributions ...................                                     1,913        188,637                       190,550
Notes receivable from General
  Partner ............................                                     1,850                        (1,850)
In-kind contributions, historical
  cost basis .........................                                                  237,805                       237,805
Conversion of General Electric
  Capital Corporation debt to equity .         25,000                                    11,667                        36,667
Allocation of RMG's and IPWT's
  historical equity balances .........                                    (2,719)      (239,368)                     (242,087)
Distribution .........................                                                 (119,775)                     (119,775)
Syndication costs ....................            (69)                       (10)          (911)                         (990)
Net loss .............................                                      (311)       (27,418)                      (27,729)
                                          -----------  -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1996 .........         24,888                        716         50,062         (1,850)        73,816
Cash contributions ...................                                        84                                           84
Transfer and conversion of
  General Partner Interest
  to Limited Partner Interest ........                                      (799)           799
Net loss .............................                                        (1)       (71,612)                      (71,613)
                                          -----------  -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1997 .........         24,888                                   (20,751)        (1,850)         2,287
Conversion of Limited Partner
  Interest to Junior Preferred
  Limited Partner Interest (unaudited)                      (1,423)                       1,423
Net loss (unaudited) .................                                                  (20,550)                      (20,550)
                                          -----------  -----------   -----------    -----------    -----------    -----------
Balance at March 31, 1998
  (unaudited) ........................    $    24,888  $    (1,423)  $              $   (39,878)   $    (1,850)   $   (18,263)
                                          ===========  ===========   ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1997             1998
                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................        $  (21,722)      $  (20,550)
     Minority interest ...............................               214              229
     Loss on disposal of fixed assets ................                                  4
     Depreciation and amortization ...................            33,625           33,160
     Changes in assets and liabilities:
           Accounts receivable .......................            (1,184)           2,093
           Interest receivable on escrowed investments             1,496              952
           Receivable from affiliate .................              (439)            (652)
           Prepaids ..................................               432           (1,047)
           Other current assets ......................                33               51
           Deferred income taxes .....................            (1,488)          (1,595)
           Other non-current assets ..................               131              138
           Accounts payable and accrued liabilities ..            (2,914)          (5,749)
           Payable to affiliates .....................               (30)             644
           Deferred revenue ..........................               519            2,218
           Accrued interest ..........................            (8,479)          (8,229)
           Deferred channel launch revenue ...........                               (331)
           Other non-current liabilities .............                22               11
                                                              ----------       ----------
     Cash flows from operating activities ............               216            1,347
                                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment ..........................           (21,788)         (23,534)
     Intangible assets ...............................              (407)            (836)
     Proceeds from maturity of escrowed investments ..            13,927           14,508
                                                              ----------       ----------
     Cash flows from investing activities ............            (8,268)          (9,862)
                                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt ....................             6,000           10,500
     Debt issue costs ................................               (64)
                                                              ----------       ----------
     Cash flows from financing activities ............             5,936           10,500
                                                              ----------       ----------
Net change in cash and cash equivalents ..............            (2,116)           1,985
Cash and cash equivalents, beginning of period .......             8,770            6,388
                                                              ----------       ----------
Cash and cash equivalents, end of period .............        $    6,654       $    8,373
                                                              ==========       ==========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. THE COMPANY AND BASIS OF PRESENTATION

        InterMedia Capital Partners IV, L.P. ("ICP-IV" or the "Company"), a California limited partnership, was formed on March 19, 1996, as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, for the purpose of acquiring and operating cable television systems in three geographic clusters, all located in the southeastern United States.

        As of March 31, 1998, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:


                                                   Basic          Homes
                                                 Subscribers     Passed
                                                 -----------    ---------
Nashville/Mid-Tennessee Cluster .........          337,117        528,358
Greenville/Spartanburg Cluster ..........          145,824        204,898
Knoxville/East Tennessee Cluster ........          100,553        145,832
                                                 ---------      ---------
          Total .........................          583,494        879,088
                                                 =========      =========

        The accompanying unaudited interim consolidated financial statements include the accounts of ICP-IV and its directly and indirectly majority-owned subsidiaries, InterMedia Partners IV, Capital Corp. ("IPCC"), IP-IV, InterMedia Partners Southeast ("IPSE"), InterMedia Partners of Tennessee ("IP-TN"), InterMedia Partners of West Tennessee, L.P. ("IPWT"), and Robin Media Group, Inc. ("RMG"). ICP-IV and its majority-owned subsidiaries are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1997.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


2. ACQUISITIONS

        On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV (see Note 6--Related Party Transactions). The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

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

        Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of debt which was simultaneously repaid by the Company with proceeds from the Financing. On March 31, 1998, TCI converted 5.4% of its limited partner interest in ICP-IV into a $26,500 junior preferred limited partner interest in ICP-IV with a preferred return of 12.75% compounded annually and senior in priority to the limited partner interest, other than the preferred limited partner interest. After giving effect to the conversion, TCI owns a 49.6% limited partner interest in ICP-IV, including a 3.8% limited partner interest held by InterMedia Partners, a California limited partnership ("IP") and a 1.2% interest held by ICM-IV. Effective January 2, 1998, TCI owns a 99.999% limited partner interest in IP, and effective August 5, 1997, TCI owns a 99.997% limited partner interest in ICM-IV (see Note 6--Related Party Transactions).

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

        On August 1, 1996, the Company acquired certain cable television systems of Viacom in metropolitan Nashville, Tennessee (the "Nashville System") for an aggregate purchase price of $315,333. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the acquisition.

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

3. ESCROWED INVESTMENTS HELD TO MATURITY

        The Company's escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from four to sixteen months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note 4 -- Long-term Debt). On February 1, 1997 and 1998, the Company paid interest of $16,569 and $16,425, respectively, on the senior notes with the proceeds from and interest earned on escrowed investments that matured on January 31, 1997 and 1998, respectively. The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:


                                             DECEMBER 31, 1997             MARCH 31, 1998
                                        -------------------------     -------------------------
                                         CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                           VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                        ----------     ----------     ----------     ----------
Matures within 1 year ..........        $   29,359     $   29,805     $   29,894     $   30,512
Matures between 1 and 2 years...            31,148         31,552         16,105         16,137
                                        ----------     ----------     ----------     ----------
        Total ..................        $   60,507     $   61,357     $   45,999     $   46,649
                                        ==========     ==========     ==========     ==========


        The fair values of the investments are based on quoted market prices.

4. LONG-TERM DEBT

        Long-term debt consists of the following:


                                                                        DECEMBER 31,     MARCH 31,
                                                                           1997            1998
                                                                        -----------     -----------
Bank revolving credit facility, $475,000 commitment as of March
     31, 1998, interest currently at LIBOR plus 1.00% (6.80%) or
     ABR (8.5%) payable quarterly, matures
     July 1, 2004 ..............................................        $   364,500     $   375,000
Bank term loan, interest at LIBOR plus 2.00% (7.63%)
     payable quarterly, matures January 1, 2005 ................            220,000         220,000
11 1/4% senior notes, interest payable semi-annually,
     due August 1, 2006 ........................................            292,000         292,000
                                                                        -----------     -----------
                                                                        $   876,500     $   887,000
                                                                        ===========     ===========

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


        The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At March 31, 1998, the interest rates were 6.81%, 6.63% and 8.50% on borrowings of $353,000, $18,000 and $4,000, respectively, outstanding under the revolving credit facility.

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

        The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1997 and March 31, 1998, the fair market value of the interest rate swaps was $(2,198) and $(2,184), respectively.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


        As of December 31, 1997 and March 31, 1998, ICP-IV has $61,925 and $46,465, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

        Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 and March 31, 1998 is $324,500 and $328,500, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1997 and March 31, 1998 approximate their fair value.

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

6. RELATED PARTY TRANSACTIONS

        ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of $3,350, of which ICM-IV defers 20% per annum, payable in each following year, in order to support the Company's bank debt.

        InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $1,675 and $1,804 for the three months ended March 31, 1997 and 1998, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

        On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM- IV LLC was appointed the managing general partner of the Company.

        As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease. Programming fees charged by the TCI subsidiary for the three months ended March 31, 1997 and 1998 amounted to $9,853 and $11,203, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,556 and $3,942 as of December 31, 1997 and March 31, 1998, respectively.

        On January 1, 1998 an affiliate of TCI entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, TCI will be entitled to varying percentage shares of the incremental growth in annual cashflow from advertising sales above specified targets. Management fees charged by the TCI subsidiary for the three months ended March 31, 1998 amounted to $81.

7. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

        During the three months ended March 31, 1997 and 1998, the Company paid interest of $27,406 and $27,360, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

        The following discussion and analysis is intended to assist in an understanding of significant changes and trends related to the results of operations and financial condition of the Company and should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1997. This discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements. This discussion and analysis should be read in conjunction with the separate financial statements of the Company.

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

Acquisitions

        During the year ended December 31, 1996 the Company acquired cable television systems serving as of the acquisition dates approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Nashville System on August 1, 1996, (iv) the purchases on January 29, 1996 and February 1, 1996 of cable television systems serving as of the acquisition dates approximately 55,800 basic subscribers, and (v) the purchases on May 2, 1996, July 1, 1996, and August 6, 1996 of cable television systems serving as of the acquisition dates approximately 3,800 basic subscribers (together with the January 29, 1996 and the February 1, 1996 acquisitions, the "Miscellaneous Acquisitions").

        The Miscellaneous Acquisitions and the purchase of the Nashville System have been accounted for as purchases in accordance with APB16.

        IPWT, RMG and the Greenville/Spartanburg System were acquired from entities in which TCI had a significant ownership interest. Because of TCI's substantial continuing interest in these entities as a 49.6% limited partner in ICP-IV (as discussed in Note 2 to the Consolidated Financial Statements included herein), these acquisitions were accounted for at their historical cost basis as of the acquisition date. Results of these entities are included in the Company's consolidated results of operations only from the date of acquisition.

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

Transactions with Affiliates

        Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended March 31, 1997 and 1998, the Company paid 75.7% and 73.2%, respectively, of its program fees to SSI.

        The Company and its affiliated entities, InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is the managing member of ICM-IV LLC, a limited liability company formed in 1997, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.7 million and $1.8 million to the Company for the three months ended March 31, 1997 and 1998, respectively.

        ICM-IV provides certain management services to the Company for an annual fee of $3,350. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Related Party Transactions."

RESULTS OF OPERATIONS

        The following table sets forth, for the periods presented, statement of operations and other data of the Company expressed in dollar amounts (in thousands) and as a percentage of revenue.


                                                             Three Months Ended March 31,
                                              -----------------------------------------------------------
                                                          1997                           1998
                                              ---------------------------     ---------------------------
                                                               Percentage                      Percentage
                                                Amount         of Revenue       Amount         of Revenue
                                              ----------       ----------     ----------       ----------
                                                                       (unaudited)
Statement of Operations Data:
Revenue ..............................        $   60,819            100.0%    $   65,352            100.0%

Costs and Expenses:
   Program fees ......................            13,025             21.4         15,301             23.4
   Other direct expenses(1) ..........             6,851             11.3          6,606             10.1
   Selling, general and administrative
     expenses(2) .....................            11,756             19.3         13,130             20.1
   Management and consulting fees ....               838              1.4            838              1.3
   Depreciation and amortization .....            33,290             54.7         32,772             50.1
                                              ----------       ----------     ----------       ----------

Loss from operations .................            (4,941)            (8.1)        (3,295)            (5.0)
Interest and other income ............             1,378              2.3          1,203              1.8
Interest expense .....................           (19,263)           (31.7)       (19,519)           (29.9)
Other expenses .......................              (170)            (0.3)          (305)            (0.5)
Income tax benefit ...................             1,488              2.4          1,595              2.4
Minority interest ....................              (214)            (0.4)          (229)            (0.4)
                                              ----------       ----------     ----------       ----------

Net loss .............................        $  (21,722)           (35.7)%   $  (20,550)           (31.4)%
                                              ==========       ==========     ==========       ==========

Other Data:
EBITDA(3) ............................        $   28,3 49            46.6%    $   29,477             45.1%


----------

(1) Other direct and operating expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. For information concerning cash flows from operating, investing and financing activities, see Unaudited Financial Statements included elsewhere in this Report.

Revenues

        The Company's revenues for the three months ended March 31, 1998 increased to $65.4 million as compared with $60.8 million for the three months ended March 31, 1997 due primarily to i) basic subscriber rate increases which resulted in increased revenue of approximately $4.4 million and ii) increased number of basic subscribers which accounted for approximately $0.3 million of the increased revenue, offset by iii) a $0.3 million decrease in other service revenue. The $0.3 million decrease in other service revenue is due primarily to a decrease of $1.0 million in revenue earned from certain programmers to promote and launch their new services, offset by an increase in advertising sales of $0.6 million.

        The Company served approximately 583,500 basic subscribers at March 31, 1998 compared to 578,800 basic subscribers at March 31, 1997. Average monthly basic service revenue per basic subscriber for the three months ended March 31, 1998 was $26.47 compared to $23.92 for the three months ended March 31, 1997. The increase represents rate increases implemented by the Company's cable systems during the three months ended March 31, 1998, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

        Program fees for the three months ended March 31, 1998 increased to $15.3 million, as compared with $13.0 million for the three months ended March 31, 1997 due primarily to higher rates charged by certain programmers and increased number of channels offered by certain of the Company's systems to their basic subscribers. Average monthly basic program cost per basic subscriber for the three months ended March 31, 1998 was $5.45 compared to $4.13 for the three months ended March 31, 1997. Program fees for the three months ended March 31, 1998 represent 27.3% of basic and pay service revenues compared to 25.4% for the three months ended March 31, 1997. The increase as a percentage of basic and pay service revenues reflects the impact of program fee rate increases outpacing revenue growth for the period.

Other Direct Expenses

        Other direct expenses, which include costs related to technical personnel, franchise fees and repairs and maintenance, decreased to $6.6 million for the three months ended March 31, 1998 compared to $6.9 million for the three months ended March 31, 1997. The decrease is due primarily to (i) a decrease in franchise fee expense which resulted from passing through franchise fees to subscribers by certain of the Company's cable systems beginning late 1997, partially offset by (ii) an increase in payroll expense due primarily to wage increases. Other direct expenses as a percentage of total revenues decreased to 10.1% for the three months ended March 31, 1998 compared to 11.3% for the three months ended March 31, 1997.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 increased to $13.1 million compared to $11.8 million for the three months ended March 31, 1997 due primarily to (i) non-recurring billing conversion expenses incurred by certain of the Company's cable systems,
(ii) increased payroll costs due to annual wage increases as well as non-recurring market rate adjustments for certain of the Company's job positions, (iii) increased marketing expenses, and (iv) expenses incurred by certain of the Company's systems to identify illegal tapping of its cable services. SG&A as a percentage of total revenues remained relatively constant at 20.1% for the three months ended March 31, 1998 compared to 19.3% for the three months ended March 31, 1997.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 1998 decreased to $32.8 million compared to $33.3 million for the three months ended March 31, 1997 as a result of the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years, offset by capital expenditures of $131.3 million for twelve months ended March 31, 1998.

Interest Expense

        Interest expense increased to $19.5 million for the three months ended March 31, 1998 compared to $19.3 million for the three months ended March 31, 1997 due primarily to higher debt balances, offset by lower interest rates during the three months ended March 31, 1998 compared to the same period in 1997.

Income Tax Benefit

        As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Income tax benefit of $1.5 million and $1.6 million for the three months ended March 31, 1997 and 1998, respectively, has been recorded based on RMG's stand alone tax provision. The increase in income tax benefit is due primarily to an increase in RMG's effective tax rate, offset by a decrease in RMG's loss before income tax benefit due primarily to a decrease in interest expense and depreciation and amortization expense.

Net Loss

        The Company's net loss for the three months ended March 31, 1998 decreased to $20.6 million from $21.7 million for the three months ended March 31, 1997. The decrease is due primarily to the decrease in loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain statement of cash flows information of the Company (in thousands) for the three months ended March 31, 1997 and 1998.


                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                               1997             1998
                                            ----------       ----------
                                                    (UNAUDITED)
Statement of Cash Flows Data:
Cash flows from operating activities        $      216       $    1,347
Cash flows from investing activities            (8,268)          (9,862)
Cash flows from financing activities             5,936           10,500


THREE MONTHS ENDED MARCH 31, 1997

        The Company's cash balance decreased by $2.1 million from $8.8 million as of January 1, 1997 to $6.7 million as of March 31, 1997.

Cash Flows From Operating Activities

        The Company generated cash flows from operating activities of $0.2 million for the three months ended March 31, 1997 reflecting (i) income from operations of $28.3 million before non-cash charges to income for depreciation and amortization of $33.3 million, (ii) interest and other income received of $2.9 million, primarily from escrowed investments, (iii) interest paid of $27.4 million, and (iv) other working capital uses and non-operating expenses of $3.6 million.

Cash Flows From Investing Activities

        The Company purchased property and equipment of $21.8 million during the three months ended March 31, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

        The Company received $13.9 million in proceeds from maturity of its escrowed investments on January 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.6 million on February 1, 1997. During the three months ended March 31, 1997, the Company paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

        The Company's cash flows from financing activities for the three months ended March 31, 1997 consisted primarily of net borrowings of $6.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

THREE MONTHS ENDED MARCH 31, 1998

        The Company's cash balance increased by $2.0 million from $6.4 million as of January 1, 1998 to $8.4 million as of March 31, 1998.

Cash Flows From Operating Activities

        The Company generated cash flows from operating activities of $1.3 million for the three months ended March 31, 1998 reflecting (i) income from operations of $29.5 million before non-cash charges to income for depreciation and amortization of $32.8 million; (ii) interest and other income received of $2.2 million, primarily from its escrowed investments; (iii) interest paid of $27.4 million; and (iv) other working capital uses and non-operating expenses of $3.0 million.

Cash Flows From Investing Activities

        The Company purchased property and equipment of $23.5 million during the three months ended March 31, 1998 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the three months ended March 31, 1998, the Company also paid approximately $0.8 million for the right to provide cable services to several multiple dwelling units in Nashville and Greenville/Spartanburg.

        The Company received $14.5 million in proceeds from maturity of its escrowed investments on January 31, 1998. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.4 million on February 1, 1998.

Cash Flows From Financing Activities

        The Company's cash flows from financing activities for the three months ended March 31, 1998 represented net borrowings of $10.5 million under the bank revolving credit facility.

        The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the maturity of its escrowed investments and related accrued interest, as described above, borrowings from the bank revolving credit facility and cash available from operations.

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

        For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent semi-annual commitment reductions beginning in 1999, and matures in 2004. As of March 31, 1998, the Company had $375.0 million outstanding under the revolving credit facility, leaving availability of $100.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

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

        The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of March 31, 1998 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

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

YEAR 2000

        The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company relies on third party software for all significant information systems applications. The Company has initiated formal communications with all of its significant suppliers in determining the impact on the Company if those third parties fail to remediate their own Year 2000 issues. Representations have been received from certain of the Company's primary suppliers indicating that they are either fully compliant or have plans in place to ensure compliance. The Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. There can be no assurance that the Company's third party suppliers will all be fully compliant and the failure of the Company or its primary suppliers to resolve the Year 2000 issue adequately could have a material adverse effect on the Company.

        (For a description of the above risks and uncertainties, see the Certain Factors Affecting Future Results section under Item 5 of PART II.)

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

        The Company has indebtedness that is substantial in relation to partners' capital. On March 31, 1998, the Company's total debt balance was approximately $887.0 million and partners' capital had a deficit balance of approximately $18.3 million. In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

        There can be no assurance that the Company will generate earnings in future periods sufficient to cover its fixed charges, including its debt service obligations with respect to the Notes. In the absence of such earnings or other financial resources, the Company could face substantial liquidity problems. ICP-IV's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, including the successful implementation of the Capital Improvement Program, and will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. Based upon expected increases in revenue and cash flow, the Company anticipates that its cash flow, together with available borrowings, including borrowings under the Bank Facility, will be sufficient to meet its operating expenses and capital expenditure requirements and to service its debt requirements for the next several years. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in order to satisfy its repayment obligations with respect to the Notes, ICP-IV may be required to refinance the Notes on their maturity. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company or at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Management believes that substantial growth in revenues and operating cash flows is not achievable without implementing at least a significant portion of the Capital Improvement Program. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FUTURE CAPITAL REQUIREMENTS

        Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company has implemented the Capital Improvement Program. Pursuant to the Capital Improvement Program, the Company is expanding and upgrading the systems' plant to improve channel capacity and system reliability and to allow for interactive services such as enhanced pay-per-view, home shopping, data transmission (including Internet access) and other interactive services to the extent they become technologically viable and economically practicable. The Company expects to upgrade certain of its existing systems with a digital-capable, high-capacity, broadband hybrid fiber/coaxial network architecture to accomplish these objectives. Although the Company anticipates that it will continue to upgrade portions of its systems over the next several years, there can be no assurance that the Company will be able to upgrade its cable television systems at a rate that will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., direct broadcast satellite ("DBS") service and multipoint multichannel distribution service ("MMDS") systems) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the Company will be able to fund its Capital Improvement Program or any of its other capital expenditures. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes.

LIMITED OPERATING HISTORY; DEPENDENCE ON MANAGEMENT

        ICP-IV was organized in March 1996. The partners of IP-IV transferred their partnership interests to ICP-IV in 1996. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of its performance. Pursuant to the acquisitions in 1996, the Company substantially increased the size of its operations. Therefore, the historical financial data of the Company may not be indicative of the Company's future results of operations. Further, there can be no assurance that the Company will be able to successfully implement its business strategy. The future success of the Company will be largely dependent upon the efforts of senior management.

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

        Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, satellite master antenna television ("SMATV"), Local Multipoint Distribution Service ("LMDS") and other new technologies. Other new technologies may become competitive with services that cable communications systems can offer. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has recently adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV").

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

        The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released a series of orders in 1996 and 1997 in which it found the Company's rates in the majority of cases to be reasonable, but several cost-of-service cases are still pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

        Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue, for example, a bill was recently introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999. The outcome of this bill or other similar bills cannot be predicted at this time. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

RELATED PARTY TRANSACTIONS

        Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners, a California limited partnership ("IP"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Partners III, L.P. ("IP-III"), and their consolidated subsidiaries and its other affiliates. IMI, which is wholly owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP and IP-III and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest.

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

LOSS OF BENEFICIAL RELATIONSHIP WITH TCI

        The Company's relationship with TCI currently enables the Company to (i) purchase programming services and equipment from a subsidiary of TCI at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in TCI's marketing test results, (iii) share in the results of TCI's research and development activities and (iv) consult with TCI's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, there can be no assurance that such benefits will continue to be available in the future should TCI's ownership in the Company significantly decrease. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if TCI does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Transactions with Affiliates."

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

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

        The Notes, registered pursuant to the exchange offer completed in January 1997 (the "Exchange Notes") are securities for which there is a limited market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") have made a market in the Notes, however such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the continued development or liquidity of any market for the Exchange Notes. The Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that the market for the Exchange Notes will continue to develop, or that such a market would not be subject to similar disruptions.

YEAR 2000

        The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company relies on third party software for all significant information systems applications. The Company has initiated formal communications with all of its significant suppliers in determining the impact on the Company if those third parties fail to remediate their own Year 2000 issues. Representations have been received from certain of the Company's primary suppliers indicating that they are either fully compliant or have plans in place to ensure compliance. The Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. There can be no assurance that the Company's third party suppliers will all be fully compliant and the failure of the Company or its primary suppliers to resolve the Year 2000 issue adequately could have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index


EXHIBIT                                                                                                  SEQUENTIALLY
NUMBER                                 EXHIBIT                                                          NUMBERED PAGES
------                                 -------                                                          --------------
 3.3         Amended and Restated Agreement of Limited Partnership of
             InterMedia Capital Partners IV, L.P. dated as of March 31, 1998 by and among InterMedia Capital Management, LLC,
             InterMedia Capital Management IV, L.P. and various other limited partners (Exhibits and schedules omitted.  The Company agrees to furnish to furnish a copy of any exhibit or schedule to the
             Commission upon request) .............................................................

24.1         Power of Attorney (included on page 27)...............................................

27.1         Schedule of Financial Data for InterMedia Capital
             Partners IV, L.P......................................................................


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1998.

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

                                   INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   By:   InterMedia Capital Management,
                                   LLC, its General Partner

                                   By:  InterMedia Management, Inc., its
                                   Managing Member


                                   By:     /s/ ROBERT J. LEWIS
                                      -------------------------------
                                             Robert J. Lewis
                                               President

Date:  May 14, 1998.

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


/s/ ROBERT J. LEWIS                 President, Chief Executive Officer and Sole           May 14, 1998
-------------------------------       Director of InterMedia Management, Inc.
Robert J. Lewis                          (principal executive officer)



/s/ EDON V. HARTLEY                  Chief Financial Officer of InterMedia                May 14, 1998
-------------------------------                 Management, Inc.
Edon V. Hartley                          (principal financial officer)

/s/ THOMAS R. STAPLETON            Vice President of InterMedia Management, Inc.          May 14, 1998
-------------------------------          (principal accounting officer)
Thomas R. Stapleton