Form 10-Q
period 1998-06-30
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1998-08-13
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 333-11893


                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
             ------------------------------------------------------
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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                TABLE OF CONTENTS


                                                                                                   Page

PART I -- FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS.................................................................1
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS................................................ 11

PART II -- OTHER INFORMATION....................................................................... 21
       ITEM 1.  LEGAL PROCEEDINGS.................................................................. 21
       ITEM 2.  CHANGES IN SECURITIES.............................................................. 21
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................... 21
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 21
       ITEM 5.  OTHER INFORMATION.................................................................. 21
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................... 26

SIGNATURES......................................................................................... 27


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 DECEMBER 31, JUNE 30,
                                                                                   1997          1998
                                                                                 ---------    ----------
                                                                                              (unaudited)
ASSETS
Cash and cash equivalents.............................................           $   6,388    $    6,714
Accounts receivable, net of allowance for doubtful accounts of
 $1,685 and $1,982, respectively......................................              23,163        25,566
Escrowed investments held to maturity.................................              29,359        29,894
Interest receivable on escrowed investments...........................               1,418         1,137
Receivable from affiliate.............................................                 686         1,273
Prepaids..............................................................                 599           931
Other current assets..................................................                 359           334
                                                                                 ---------    ----------
   Total current assets...............................................              61,972        65,849
Escrowed investments held to maturity.................................              31,148        16,105
Intangible assets, net................................................             550,726       511,868
Property & equipment, net.............................................             310,455       324,749
Deferred income taxes.................................................              14,221        16,910
Other non-current assets..............................................               2,242         2,095
                                                                                 ---------    ----------
   Total assets.......................................................           $ 970,764    $  937,576
                                                                                 =========    ==========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities..............................           $  32,708    $   24,780
Payable to affiliates.................................................               3,813         4,664
Deferred revenue......................................................              15,856        17,852
Accrued interest......................................................              22,076        22,395
                                                                                 ---------    ----------
   Total current liabilities..........................................              74,453        69,691
Deferred channel launch revenue.......................................               4,154         3,678
Long-term debt........................................................             876,500       887,000
Other non-current liabilities.........................................                 131           122
                                                                                 ---------    ----------
   Total liabilities..................................................             955,238       960,491
                                                                                 ---------    ----------
Commitments and contingencies.........................................
Minority interest.....................................................
Mandatorily redeemable preferred shares...............................              13,239        13,698
PARTNERS' CAPITAL
Preferred limited partnership interest................................              24,888        24,888
Junior preferred limited partnership interest.........................                            (1,423)
General and limited partners' capital.................................             (20,751)      (58,228)
Note receivable from general partner..................................              (1,850)       (1,850)
                                                                                 ---------    ----------
   Total partners' capital............................................               2,287       (36,613)
                                                                                 ---------    ----------
   Total liabilities and partners' capital............................           $ 970,764    $  937,576
                                                                                 =========    ==========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                                --------------------    --------------------
                                                                   1997        1998        1997       1998
                                                                --------    --------    --------    --------
REVENUES
Basic and cable services................................        $ 42,392    $ 47,910    $ 83,680    $ 93,921
Pay service.............................................          10,215       9,865      20,216      19,978
Other service...........................................           9,320      11,630      18,851      20,858
                                                                --------    --------    --------    --------
                                                                  61,927      69,405     122,747     134,757
                                                                --------    --------    --------    --------
COSTS AND EXPENSES
Program fees............................................          13,370      15,254      26,395      30,555
Other direct expenses...................................           6,489       6,800      13,341      13,406
Depreciation and amortization...........................          33,113      33,988      66,403      66,760
Selling, general and administrative expenses                      11,827      12,832      23,583      25,962
Management and consulting fees..........................             838         838       1,675       1,675
                                                                --------    --------    --------    --------
                                                                  65,637      69,712     131,397     138,358
                                                                --------    --------    --------    --------
Loss from operations....................................          (3,710)       (307)     (8,650)     (3,601)
                                                                --------    --------    --------    --------
OTHER INCOME (EXPENSE)
  Interest and other income.............................           1,403         920       2,781       2,123
  Interest expense......................................         (19,614)    (19,753)    (38,877)    (39,272)
  Other expense.........................................            (132)        (74)       (302)       (380)
                                                                --------    --------    --------    --------
                                                                 (18,343)    (18,907)    (36,398)    (37,529)
                                                                --------    --------    --------    --------

Loss before income tax benefit and minority interest....         (22,053)    (19,214)    (45,048)    (41,130)
Income tax benefit......................................           1,974       1,094       3,462       2,689
                                                                --------    --------    --------    --------
Net loss before minority interest.......................         (20,079)    (18,120)    (41,586)    (38,441)
Minority interest.......................................            (214)       (230)       (428)       (459)
                                                                --------    --------    --------    --------
Net loss................................................        $(20,293)   $(18,350)   $(42,014)   $(38,900)
                                                                ========    ========    ========    ========

           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)




                                                        JUNIOR
                                          PREFERRED    PREFERRED
                                           LIMITED      LIMITED     GENERAL      LIMITED        NOTES
                                           PARTNER      PARTNER     PARTNER      PARTNERS    RECEIVABLE    TOTAL
                                          ---------    ---------    --------    ---------    ----------  ---------
Balance at December 31, 1996 .........    $ 24,888     $            $    716     $ 50,062     $ (1,850)   $ 73,816
Cash contributions ...................                                    84                                    84
Transfer and conversion of General
  Partner Interest to Limited
  Partner Interest ...................                                  (799)         799
Net loss .............................                                    (1)     (71,612)                 (71,613)
                                          --------     --------     --------     --------     --------     --------
Balance at December 31, 1997 .........      24,888                                (20,751)      (1,850)       2,287
Conversion of Limited Partner
  Interest to Junior Preferred
  Limited Partner Interest (unaudited)                   (1,423)                    1,423
Net loss (unaudited) .................                                            (38,900)                  (38,900)
                                          --------     --------     --------     --------     --------     --------
Balance at June 30, 1998
  (unaudited) ........................    $ 24,888     $ (1,423)    $            $(58,228)    $ (1,850)    $(36,613)
                                          ========     ========     ========     ========     ========     ========




           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     Six Months Ended
                                                                         June 30,
                                                                  ----------------------
                                                                     1997         1998
                                                                  ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................       $ (42,014)    $(38,900)
   Minority interest.......................................             428          459
   Loss (gain) on disposal of fixed assets                                2          (44)
   Depreciation and amortization...........................          67,082       67,525
   Changes in assets and liabilities:
        Accounts receivable................................            (508)      (2,403)
        Interest receivable on escrowed investments                     444          281
        Receivable from affiliate..........................             438         (587)
        Prepaids...........................................           1,495         (332)
        Other current assets...............................              11           25
        Deferred income taxes..............................          (3,462)      (2,689)
        Other non-current assets...........................            (324)         147
        Accounts payable and accrued liabilities...........          (2,422)      (4,138)
        Payable to affiliates..............................             243          851
        Deferred revenue...................................           1,929        2,131
        Accrued interest...................................              62          319
        Deferred channel launch revenue....................           5,023         (611)
        Other non-current liabilities......................              41           (9)
                                                                  ---------     --------
   Cash flows from operating activities....................          28,468       22,025
                                                                  ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment..................................         (45,989)     (45,782)
   Intangible assets.......................................            (462)        (925)
   Proceeds from maturity of escrowed investments                    13,927       14,508
                                                                  ---------     --------
   Cash flows from investing activities....................         (32,524)     (32,199)
                                                                  ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt............................           3,000       10,500
   Debt issue costs........................................            (252)
                                                                  ---------     --------
   Cash flows from financing activities....................           2,748       10,500
                                                                  ---------     --------
Net change in cash and cash equivalents....................          (1,308)         326
Cash and cash equivalents, beginning of period                        8,770        6,388
                                                                   --------     --------
Cash and cash equivalents, end of period...................        $  7,462     $  6,714
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

        As of June 30, 1998, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:


                                                                          Basic        Homes
                                                                       Subscribers    Passed
                                                                       -----------    -------
               Nashville/Mid-Tennessee Cluster..................        338,590       532,063
               Greenville/Spartanburg Cluster...................        147,721       206,725
               Knoxville/East Tennessee Cluster.................        101,366       150,010
                                                                        -------       -------
                      Total.....................................        587,677       888,798
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

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1998, and its results of operations and cash flows for the three and six months ended June 30, 1998. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1997.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


2. ACQUISITIONS AND SALE OF CABLE PROPERTIES

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

        On July 30, 1996, the Company acquired cable television systems serving as of the acquisition date approximately 360,100 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/ Spartanburg System to the Company by affiliates of Tele-Communications, Inc. ("TCI").

        Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of debt which was simultaneously repaid by the Company with proceeds from the Financing. On March 31, 1998, TCI converted 5.4% of its limited partner interest in ICP-IV into a $26,458 junior preferred limited partner interest in ICP-IV with a preferred return of 12.75% compounded annually and senior in priority to the limited partner interest, other than the preferred limited partner interest. After giving effect to the conversion, TCI owns a 49.6% limited partner interest in ICP-IV, including a 3.8% limited partner interest held by InterMedia Partners, a California limited partnership ("IP") and a 1.2% interest held by ICM-IV. Effective January 2, 1998, TCI owns a 99.999% limited partner interest in IP, and effective August 5, 1997, TCI owns a 99.997% limited partner interest in ICM-IV (see Note 6--Related Party Transactions).

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


  Sale

        On December 5, 1997, the Company sold its cable television assets serving approximately 7,400 basic subscribers in and around Royston and Toccoa, Georgia.

3. ESCROWED INVESTMENTS HELD TO MATURITY

        The Company's escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to thirteen months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note 4-- Long-term Debt). On February 1, 1997 and 1998, the Company paid interest of $16,569 and $16,425, respectively, on the senior notes with the proceeds from and interest earned on escrowed investments that matured on January 31, 1997 and 1998, respectively. The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:

                                         DECEMBER 31, 1997           JUNE 30, 1998
                                       ----------------------    ---------------------
                                       CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                        VALUE      FAIR VALUE      VALUE    FAIR VALUE
                                       --------    ----------    --------   ----------

     Matures within 1 year..........   $ 29,359      $29,805      $29,894     $30,565
     Matures between 1 and 2 years..     31,148       31,552       16,105      16,097
                                       --------      -------      -------     -------
               Total................   $ 60,507      $61,357      $45,999     $46,662
                                       ========      =======      =======     =======

        The fair values of the investments are based on quoted market prices.

4. LONG-TERM DEBT

        Long-term debt consists of the following:


                                                               DECEMBER 31,    JUNE 30,
                                                                  1997           1998
                                                                --------       --------
          Bank revolving credit facility, $475,000
             commitment as of June 30, 1998, interest
             currently at LIBOR plus 1.00% (6.63%) and
             LIBOR plus 1.25% (7.00%) payable quarterly,
             matures July 1, 2004 ...........................   $364,500       $ 375,000

          Bank term loan, interest at LIBOR plus 2.00%
             (7.81%) payable quarterly, matures
             January 1, 2005.................................    220,000         220,000
          11 1/4% senior notes, interest payable
             semi-annually, due August 1, 2006...............    292,000         292,000
                                                                --------       ---------
                                                                $876,500       $ 887,000
                                                                ========       =========

        The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At June 30, 1998, the interest rates were 7.00% and 6.63% on borrowings of $357,000 and $18,000, respectively, outstanding under the revolving credit facility.

        The Company has entered into interest rate swap agreements in the aggregate notional principal amount of $120,000 to establish long-term fixed interest rates on its variable senior bank debt. Under the swap agreements, the Company pays quarterly interest at fixed rates ranging from 6.28% to 6.32% and receives quarterly interest payments equal to LIBOR. The differential to be paid or received in connection with an individual swap agreement is accrued as interest rates change over the period to which the payments or receipts relate. The agreements expire between May 1999 and February 2000.

        The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1997 and June 30, 1998, the fair market value of the interest rate swaps was approximately $(2,198) and $(2,365), respectively.

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

        As of December 31, 1997 and June 30, 1998, ICP-IV has $61,925 and $47,136, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


     Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 and June 30, 1998 is $324,500 and $329,230, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1997 and June 30, 1998 approximate their fair value.

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

        InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $1,413 and $1,399 for the three months ended June 30, 1997 and 1998, respectively, and $3,088 and $3,203 for the six months ended June 30, 1997 and 1998, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

        On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

        As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease. Programming fees charged by the TCI subsidiary for the three months ended June 30, 1997 and 1998 amounted to $10,440 and $11,766, respectively, and $20,293 and $22,969 for the six months ended June 30, 1997 and 1998, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,556 and $4,034 as of December 31, 1997 and June 30, 1998, respectively.

        On January 1, 1998 an affiliate of TCI entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, TCI will be entitled to varying percentage shares of the incremental growth in annual cash flow from advertising sales above specified targets. Management fees charged by the TCI subsidiary for the three and six months ended June 30, 1998 amounted to $64 and $145, respectively.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



7. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

        During the six months ended June 30, 1997 and 1998, the Company paid interest of $38,136 and $38,188, respectively.

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

Acquisitions and Sale of Cable Properties

        During the year ended December 31, 1996 the Company acquired cable television systems serving as of the acquisition dates approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/ Spartanburg System to the Company by TCI, (iii) the purchase of the Nashville System on August 1, 1996, and (iv) the purchases of cable television systems serving approximately 59,600 basic subscribers at various dates during 1996 (the "Miscellaneous Acquisitions").

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

        The Company is subject to competition from alternative providers of video services, including wireless service providers and local telephone companies. BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint. In addition, Bell South has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services. See
Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

        The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company.

Transactions with Affiliates

        Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended June 30, 1997 and 1998, the Company paid 78.1% and 77.1%, respectively, of its program fees to SSI. During the six months ended June 30, 1997 and 1998, the Company paid 76.9% and 75.2%, respectively, of its program fees to SSI.

        The Company and its affiliated entities, InterMedia Partners, a California limited partnership, InterMedia Partners III, L.P. and InterMedia Capital Partners VI, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is the managing member of ICM-IV LLC, a limited liability company formed in 1997, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.4 million to the Company for the three months ended June 30, 1997 and 1998, and $3.1 million and $3.2 million for the six months ended June 30, 1997 and 1998, respectively.

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

                                                  Three Months Ended June 30,
                                       -------------------------------------------------
                                                1997                      1998
                                       ------------------------  -----------------------
                                                    Percentage                Percentage
                                         Amount     of Revenue     Amount     of Revenue
                                       ---------    -----------  ---------    ----------
                                                         (unaudited)
Statement of Operations Data:
Revenue..............................  $ 61,927     100.0%      $ 69,405      100.0%


Costs and Expenses:
  Program fees.......................    13,370      21.6         15,254       22.0
  Other direct expenses(1)...........     6,489      10.5          6,800        9.8
  Selling, general and administrative
    expenses(2)......................    11,827      19.1         12,832       18.5
  Management and consulting fees.....       838       1.4            838        1.2
  Depreciation and amortization......    33,113      53.5         33,988       49.0
                                       --------    ------       --------      -----


Loss from operations.................    (3,710)     (6.0)          (307)      (0.4)
Interest and other income............     1,403       2.3            920        1.3
Interest expense.....................   (19,614)    (31.7)       (19,753)     (28.5)
Other expense........................      (132)     (0.2)           (74)      (0.1)
Income tax benefit...................     1,974       3.2          1,094        1.6
Minority interest....................      (214)     (0.4)          (230)      (0.3)
                                       --------    ------       --------      -----

Net loss.............................  $(20,293)    (32.8)%     $(18,350)     (26.4)%
                                       ========    ======       ========      =====

Other Data:
EBITDA(3)............................  $ 29,403      47.5%      $ 33,681       48.5%


                                                    Six Months Ended June 30,
                                       -------------------------------------------------
                                                1997                      1998
                                       ------------------------  -----------------------
                                                    Percentage                Percentage
                                         Amount     of Revenue     Amount     of Revenue
                                       ---------    -----------  ---------    ----------
                                                         (unaudited)
Statement of Operations Data:
Revenue..............................  $ 122,747     100.0%      $ 134,757     100.0


Costs and Expenses:
  Program fees.......................     26,395      21.5          30,555      22.7
  Other direct expenses(1)...........     13,341      10.9          13,406       9.9
  Selling, general and administrative
    expenses(2)......................     23,583      19.2          25,962      19.3
  Management and consulting fees.....      1,675       1.4           1,675       1.2
  Depreciation and amortization......     66,403      54.1          66,760      49.5
                                       ---------     -----       ---------     -----


Loss from operations.................     (8,650)     (7.0)         (3,601)     (2.7)
Interest and other income............      2,781       2.3           2,123       1.6
Interest expense.....................    (38,877)    (31.7)        (39,272)    (29.1)
Other expense........................       (302)     (0.2)           (380)     (0.3)
Income tax benefit...................      3,462       2.8           2,689       2.0
Minority interest....................       (428)     (0.3)           (459)     (0.3)
                                       ---------     -----       ---------     -----

Net loss.............................  $ (42,014)    (34.2)%     $ (38,900)    (28.9)%
                                       =========     =====       =========     =====

Other Data:
EBITDA(3)............................  $  57,753      47.1%      $  63,159      46.9


---------------
(1) Other direct expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.
(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.
(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. For information concerning cash flows from operating, investing and financing activities, see Unaudited Financial Statements included elsewhere in this Report.

Revenues

        The Company's revenues for the three and six months ended June 30, 1998 increased to $69.4 million and $134.8 million, respectively, as compared with $61.9 million and $122.7 million for the same periods ended June 30, 1997, respectively, due primarily to (i) basic subscriber rate increases which resulted in increased revenue of approximately $5.0 million and $9.4 million for the three and six month periods, respectively, (ii) increased number of basic subscribers due to household growth, which accounted for approximately $1.1 million and $2.1 million for the three and six month periods, respectively, and
(iii) an increase of approximately $2.3 million and $2.0 million in other service revenue for the three and six month periods, respectively, offset by a decrease of approximately $0.6 million and $1.3 million in total revenues for the three and six month periods, respectively, as a result of the Company's sale of its cable television assets located in and around Royston and Toccoa in December 1997. The increase in other service revenues is due primarily to (i) increased advertising sales of $1.0 million and $1.6 million for the three and six month periods, respectively, (ii) an increase in converter rental income of $0.3 million and $0.6 million for the three and six month periods, respectively, and (iii) revenues of $0.4 million and $0.6 million for the three and six months ended

June 30, 1998, respectively, generated from providing high-speed Internet access over the Company's broadband network, offset by non-recurring advertising revenue of $0.2 million and $1.5 million earned from certain programmers to promote and launch their new services during the three and six months ended June 30, 1997, respectively. Prior to September 1997, the Company did not offer high-speed Internet access services to its subscribers.

        The Company served approximately 587,700 basic subscribers at June 30, 1998, compared to 580,300 basic subscribers at June 30, 1997. Average basic service revenue per basic subscriber for the three and six months ended June 30, 1998 was $27.27 and $26.87, respectively, compared to $24.40 and $24.17 for the same periods ended June 30, 1997, respectively. The increase represents rate increases implemented by certain of the Company's cable systems in September 1997 and in early 1998, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

        Program fees for the three and six months ended June 30, 1998 increased to $15.3 million and $30.6 million, respectively, as compared with $13.4 million and $26.4 million for the same periods ended June 30, 1997, respectively, due primarily to higher rates charged by certain programmers and increased number of channels offered by certain of the Company's systems to their basic subscribers. Average monthly basic program costs per basic subscriber for the three and six months ended June 30, 1998 were $5.51 and $5.48, respectively, compared to $4.46 and $4.30 for the three and six months ended June 30, 1997, respectively. Program fees for the three and six months ended June 30, 1998 represent 26.4% and 26.8%, respectively, of basic and pay service revenues compared to 25.4% for the three and six months ended June 30, 1997. The increases as a percentage of basic and pay service revenues reflect the impact of program fee rate increases outpacing revenue growth for the periods.

Other Direct Expenses

        Other direct expenses increased to $6.8 million and $13.4 million for the three and six months ended June 30, 1998, respectively, compared to $6.5 million and $13.3 million for the three and six months ended June 30, 1997, respectively, as a result of (i) an increase in payroll expense due primarily to wage increases and (ii) increased outside labor costs due primarily to an increase in non-capitalizable installation activities, including reconnects, disconnects and relocation of cable outlets, offset by a decrease in franchise fee expense which resulted from passing through franchise fees to subscribers by certain of the Company's cable systems beginning late 1997. Other direct expenses as a percentage of total revenues remained relatively constant at 9.8% and 9.9% for the three and six months ended June 30, 1998, respectively, compared to 10.5% and 10.9% for the same periods ended June 30, 1997, respectively.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 1998 increased to $12.8 million and $26.0 million, respectively, compared to $11.8 million and $23.6 million for the same periods ended June 30, 1997, respectively, due primarily to (i) non-recurring billing conversion expenses incurred by certain of the Company's cable systems in early 1998, (ii) increased payroll costs due to annual wage increases as well as non-recurring market rate adjustments for certain of the Company's job positions, (iii) increased marketing expenses resulting from increased promotions of the Company's new data and digital services as well as its newly rebuilt cable systems, and (iv) expenses incurred by certain of the Company's systems to identify illegal tapping of its cable services. SG&A as a percentage of total revenues remained relatively constant at 18.5% and 19.3% for the three and six months ended June 30, 1998, respectively, compared to 19.1% and 19.2% for the same periods ended June 30, 1997, respectively.

Depreciation and Amortization

        Depreciation and amortization expense for the three and six months ended June 30, 1998 increased to $34.0 million and $66.8 million, respectively, compared to $33.1 million and $66.4 million for the same periods ended June 30, 1997, respectively, as a result of capital expenditures of $129.4 million for the twelve months ended June 30, 1998, offset by the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

        Interest and other income is comprised primarily of interest income earned on the escrowed investments held to be used by the Company to make semi-annual interest payments on the Notes. Interest and other income for the three and six months ended June 30, 1998 decreased to $0.9 million and $2.1 million, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 1997, respectively, due primarily to decreases in the escrowed investment balances.

Income Tax Benefit

        As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG and IPCC accrue to the partners. Income tax benefit of $1.1 million and $2.7 million for the three and six months ended June 30, 1998, respectively, and $2.0 million and $3.5 million for the three and six months ended June 30, 1997, respectively, has been recorded based on RMG's stand alone tax provision. The decreases are due primarily to (i) a decrease in RMG's effective tax rate for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and (ii) decreases in RMG's losses before income tax benefit due primarily to increases in income from operations and decreases in intercompany interest expense for the three and six month periods.

Net Loss

        The Company's net loss for the three and six months ended June 30, 1998 decreased to $18.4 million and $38.9 million, respectively, from $20.3 million and $42.0 million for the three and six months ended June 30, 1997, respectively. The decrease is due primarily to the decrease in loss from operations, offset by a decrease in interest and other income and income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain statement of cash flows information of the Company (in thousands) for the six months ended June 30, 1997 and 1998.

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      ------------------
                                                                      1997          1998
                                                                      ----          ----
                                                                         (UNAUDITED)
        Statement of Cash Flows Data:
        Cash flows from operating activities........                $  28,468     $22,025
        Cash flows from investing activities........                  (32,524)    (32,199)
        Cash flows from financing activities........                    2,748      10,500


SIX MONTHS ENDED JUNE 30, 1997

        The Company's cash balance decreased by $1.3 million from $8.8 million as of January 1, 1997 to $7.5 million as of June 30, 1997.

Cash Flows From Operating Activities

        The Company generated cash flows from operating activities of $28.5 million for the six months ended June 30, 1997 reflecting (i) income from operations of $57.8 million before non-cash charges to income for depreciation and amortization of $66.4 million, (ii) interest and other income received of $3.2 million, primarily from escrowed investments, (iii) interest paid of $38.1 million, (iv) $6.2 million in deferred revenue relating to payments received from certain programmers to launch and promote their new services, and (v) other working capital uses and non-operating expenses of $0.6 million.

Cash Flows From Investing Activities

        The Company purchased property and equipment of $46.0 million during the six months ended June 30, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

        The Company received $13.9 million in proceeds from maturity of its escrowed investments on January 31, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.6 million on February 1, 1997. During the six months ended June 30, 1997, the Company paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

        The Company's cash flows from financing activities for the six months ended June 30, 1997 consisted primarily of net borrowings of $3.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

SIX MONTHS ENDED JUNE 30, 1998

        The Company's cash balance increased by $0.3 million from $6.4 million as of January 1, 1998 to $6.7 million as of June 30, 1998.

Cash Flows From Operating Activities

        The Company generated cash flows from operating activities of $22.0 million for the six months ended June 30, 1998 reflecting (i) income from operations of $63.2 million before non-cash charges to income for depreciation and amortization of $66.8 million; (ii) interest and other income received of $2.4 million, primarily from its escrowed investments; (iii) interest paid of $38.2 million; and (iv) other working capital uses and non-operating expenses of $5.4 million.

Cash Flows From Investing Activities

        The Company purchased property and equipment of $45.8 million during the six months ended June 30, 1998 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the six months ended June 30, 1998, the Company also paid approximately $0.9 million for the right to provide cable services to several multiple dwelling units in Nashville and Greenville/Spartanburg.

        The Company received $14.5 million in proceeds from maturity of its escrowed investments on January 31, 1998. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.4 million on February 1, 1998.

Cash Flows From Financing Activities

        The Company's cash flows from financing activities for the six months ended June 30, 1998 represented net borrowings of $10.5 million under the bank revolving credit facility.

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

PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

        The Company will continue to make substantial expenditures for technological upgrades and rebuilds over the next year under its Capital Improvement Program and will continue to make other capital expenditures for plant extensions, converters and initial subscriber installations over the next several years.

        For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent semi-annual commitment reductions beginning in 1999, and matures in 2004. As of June 30, 1998, the Company had $375.0 million outstanding under the revolving credit facility, leaving availability of $100.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

        Management believes that the Company will be able to realize growth in revenue over the next several years through a combination of household growth, effective rate increases and new product offerings that the Company will be able to make available as technological upgrades are completed under the Capital Improvement Program.

        Management believes that, with the Company's ability to realize operating efficiencies and sustain growth rates in revenue, it will be able to generate cash flows from operating activities which, together with available borrowing capacity under the revolving credit facility, will be sufficient to fund required interest payments and planned capital expenditures over the next several years. However, the Company may not be able to generate sufficient cash from operations or accumulate sufficient cash from other activities or sources to repay in full the principal amounts outstanding under the Notes on maturity. In order to satisfy its repayment obligations with respect to the Notes due August 1, 2006, the Company may be required to refinance the Notes. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Substantial Leverage; Deficiency of Earnings to Cover Fixed Charges"; and "-- Future Capital Requirements."

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

        The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of June 30, 1998 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

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

YEAR 2000

        The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

        The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to subscribers. The Company is utilizing both internal and external resources to identify, correct and reprogram, and test systems for year 2000 readiness. The Company is currently conducting an inventory of its accounting and information systems, data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem. The Company expects to complete the inventory and assessment of its internal hardware and software systems that will require remediation or replacement by the end of 1998.

        The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. Such third party vendors whose systems are critical to the Company's cable operations are being identified and surveyed. Representations have been received from certain of the vendors indicating that they are either fully compliant or have plans in place to ensure compliance. The Company intends to have further communication with primary vendors which do not respond to the survey or which are identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

        The Company expects to complete its assessment of the impact of the year 2000 issue by March 31, 1999. The Company continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of the Company has not yet determined the total cost associated with its year 2000 project and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that the total expense of the year 2000 project will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's third party suppliers will all be fully compliant. The failure of the Company or its primary suppliers to resolve the year 2000 issue adequately could have a material adverse effect on the Company.

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

        The Company has indebtedness that is substantial in relation to partners' capital. On June 30, 1998, the Company's total debt balance was approximately $887.0 million and partners' capital had a deficit balance of approximately $36.6 million. In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

FUTURE CAPITAL REQUIREMENTS

        Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company has implemented the Capital Improvement Program. Pursuant to the Capital Improvement Program, the Company is expanding and upgrading the systems' plant to improve channel capacity and system reliability and to allow for interactive services such as enhanced pay-per-view, home shopping, data transmission (including Internet access) and other interactive services to the extent they become technologically viable and economically practicable. The Company has completed upgrading certain of its existing systems and is currently upgrading certain of its other systems with a digital-capable, high-capacity, broadband hybrid fiber/coaxial network architecture to accomplish these objectives. Although the Company anticipates that it will continue to upgrade portions of its systems over the next year, there can be no assurance that the Company's upgrade of its cable television systems will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., direct broadcast satellite ("DBS") service and multipoint multichannel distribution service ("MMDS") systems) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the Company will be able to fund its various planned capital expenditures. The Company's inability to upgrade its cable television systems or make its other planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes.

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

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

        Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, satellite master antenna television ("SMATV"), Local Multipoint Distribution Service ("LMDS") and other new technologies. Other new technologies may become competitive with services that cable communications systems can offer. For example, Bell South has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has recently adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV"). Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted.

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

REGULATION OF THE CABLE TELEVISION INDUSTRY

        The cable television industry is subject to extensive regulation at the federal, state and local levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. In February 1996, Congress passed, and the President signed into law, major telecommunications reform legislation, the Telecommunications Act of 1996 (the "1996 Act"). Among other things, the 1996 Act reduces in some circumstances, and by March 31, 1999 will eliminate, rate regulation for CPS packages for all cable television systems and immediately eliminates regulation of this service tier for small cable operators. The FCC is undertaking numerous rulemaking proceedings to interpret and implement the provisions of the 1996 Act. The 1996 Act and the FCC's implementing regulations could have a significant effect on the cable television industry. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed substantial regulation on the cable television industry, including rate regulation, and significant portions of the 1992 Act remain in effect despite the enactment of the 1996 Act and remain highly relevant to the Company's operations.

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

        Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue. For example, a bill was recently introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999. The outcome of this bill or other similar bills cannot be predicted at this time. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

RELATED PARTY TRANSACTIONS

        Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners, a California limited partnership ("IP"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Partners III, L.P. ("IP-III"), InterMedia Capital Partners VI, L.P. ("ICP-VI"), and their consolidated subsidiaries and its other affiliates. IMI, which is wholly owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP, IP-III and ICP-VI and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest.

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

ABSENCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF EXCHANGE NOTE PRICE

        The Notes, registered pursuant to the exchange offer completed in January 1997 (the "Exchange Notes"), are securities for which there is a limited market. The Company does not intend to apply for listing of the Exchange Notes on any securities exchange or for the inclusion of the Exchange Notes in any automated quotation system. NationsBanc Capital Markets, Inc. ("NationsBanc") and Toronto Dominion Securities (USA) Inc. ("Toronto Dominion") have made a market in the Notes, however such market making activities may be discontinued at any time without notice. Accordingly, there can be no assurance as to the continued development or liquidity of any market for the Exchange Notes. The Exchange Notes could trade at prices that may be higher or lower than their initial offering price depending upon many factors, including prevailing interest rates, the Company's operating results and the markets for similar securities. Historically, the market for non-investment-grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Exchange Notes. There can be no assurance that the market for the Exchange Notes will continue to develop, or that such a market would not be subject to similar disruptions.

YEAR 2000

        The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

        The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to subscribers. The Company is utilizing both internal and external resources to identify, correct and reprogram, and test systems for year 2000 readiness. The Company is currently conducting an inventory of its accounting and information systems, data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem. The Company expects to complete the inventory and assessment of its internal hardware and software systems that will require remediation or replacement by the end of 1998.

        The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. Such third party vendors whose systems are critical to the Company's cable operations are being identified and surveyed. Representations have been received from certain of the vendors indicating that they are either fully compliant or have plans in place to ensure compliance. The Company intends to have further communication with primary vendors which do not respond to the survey or which are identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

        The Company expects to complete its assessment of the impact of the year 2000 issue by March 31, 1999. The Company continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of the Company has not yet determined the total cost associated with its year 2000 project and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that the total expense of the year 2000 project will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's third party suppliers will all be fully compliant. The failure of the Company or its primary suppliers to resolve the year 2000 issue adequately could have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index


       EXHIBIT                                                                SEQUENTIALLY
       NUMBER                     EXHIBIT                                    NUMBERED PAGES
       ------                     -------                                    ---------------
        24.1       Power of Attorney (included on page 27)....................
        27.1       Schedule of Financial Data for InterMedia Capital
                   Partners IV, L.P...........................................


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1998.

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

                                INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                By: InterMedia Capital Management,
                                                      LLC, its General Partner

                                     By: InterMedia Management, Inc., its
                                                 Managing Member


                                By:       /s/ ROBERT J. LEWIS
                                   --------------------------------------------
                                              Robert J. Lewis
                                                 President

Date:  August 13, 1998.

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


   /s/ ROBERT J. LEWIS
--------------------------------  President, Chief Executive Officer and Sole     August 13, 1998
     Robert J. Lewis                 Director of InterMedia Management, Inc.
                                         (principal executive officer)




    /s/ EDON V. HARTLEY
--------------------------------  Chief Financial Officer of InterMedia           August 13, 1998
       Edon V. Hartley                       Management, Inc.
                                     (principal financial officer)


   /s/ THOMAS R. STAPLETON
---------------------------------   Vice President of InterMedia                  August 13, 1998
        Thomas R. Stapleton               Management, Inc.
                                    (principal accounting officer)

