Form 10-Q
period 1998-09-30
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1998-11-12
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1998

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I -- FINANCIAL INFORMATION
         ITEM 1.      FINANCIAL STATEMENTS............................................................1
         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS..................................................... 12

PART II -- OTHER INFORMATION........................................................................ 22
         ITEM 1.      LEGAL PROCEEDINGS............................................................. 22
         ITEM 2.      CHANGES IN SECURITIES......................................................... 22
         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES............................................... 22
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................... 22
         ITEM 5.      OTHER INFORMATION............................................................. 22
         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................. 28

SIGNATURES.......................................................................................... 29

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                                          1997             1998
                                                                                      -----------      ------------
                                                                                                        (unaudited)
ASSETS
Cash and cash equivalents............................................................ $     6,388      $      5,000
Accounts receivable, net of allowance for doubtful accounts of $1,685 and
    $2,012, respectively.............................................................      23,163            24,206
Escrowed investments held to maturity................................................      29,359            30,923
Interest receivable on escrowed investments..........................................       1,418               323
Receivable from affiliates...........................................................         686             6,391
Prepaids.............................................................................         599             1,463
Other current assets.................................................................         359               353
                                                                                      -----------      ------------
    Total current assets.............................................................      61,972            68,659
Escrowed investments held to maturity................................................      31,148
Intangible assets, net...............................................................     550,726           492,384
Property & equipment, net............................................................     310,455           334,161
Deferred income taxes................................................................      14,221            17,857
Other non-current assets.............................................................       2,242             2,212
                                                                                      -----------      ------------
    Total assets..................................................................... $   970,764      $    915,273
                                                                                      ===========      ============
LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt.................................................... $                $      1,000
Accounts payable and accrued liabilities.............................................      32,708            25,588
Payable to affiliates................................................................       3,813             4,562
Deferred revenue.....................................................................      15,856            19,708
Accrued interest.....................................................................      22,076            14,125
                                                                                      -----------      ------------
    Total current liabilities........................................................      74,453            64,983
Deferred channel launch revenue......................................................       4,154             6,980
Long-term debt.......................................................................     876,500           883,000
Other non-current liabilities........................................................         131             1,359
                                                                                      -----------      ------------
    Total liabilities................................................................     955,238           956,322
                                                                                      -----------      ------------
Commitments and contingencies........................................................
Minority interest....................................................................
Mandatorily redeemable preferred shares..............................................      13,239            13,938
PARTNERS' CAPITAL
Preferred limited partnership interest...............................................      24,888            24,888
Junior preferred limited partnership interest........................................                        (1,423)
General and limited partners' capital................................................     (20,751)          (76,602)
Note receivable from general partner.................................................      (1,850)           (1,850)
                                                                                      -----------      -------------
    Total partners' capital..........................................................       2,287           (54,987)
                                                                                      -----------      ------------
    Total liabilities and partners' capital.......................................... $   970,764      $    915,273
                                                                                      ===========      ============

           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        --------------------------    ------------------------
                                                                            1997           1998          1997           1998
                                                                        -----------    -----------    ----------     ---------
REVENUES
Basic and cable services............................................    $    43,444    $    48,363    $  127,124     $ 142,284
Pay service.........................................................         10,601          9,772        30,817        29,750
Other service.......................................................          9,790         11,228        28,641        32,086
                                                                        -----------    -----------    ----------     ---------
                                                                             63,835         69,363       186,582       204,120
COSTS AND EXPENSES
Program fees........................................................         13,849         15,628        40,244        46,183
Other direct expenses...............................................          6,995          7,274        20,336        20,680
Selling, general and administrative expenses........................         11,893         12,133        35,476        38,095
Management and consulting fees......................................            838            838         2,513         2,513
Depreciation and amortization.......................................         30,648         33,584        97,051       100,344
                                                                        -----------    -----------    ----------     ---------
                                                                             64,223         69,457       195,620       207,815
                                                                        -----------    -----------    ----------     ---------
Loss from operations................................................           (388)           (94)       (9,038)       (3,695)
                                                                        -----------    -----------    ----------     ---------
OTHER INCOME (EXPENSE)
  Interest and other income.........................................          1,217            918         3,998         3,041
  Interest expense..................................................        (19,754)       (19,833)      (58,631)      (59,105)
  Other expense.....................................................           (134)           (72)         (436)         (452)
                                                                        -----------    -----------    ----------     ---------
                                                                            (18,671)       (18,987)      (55,069)      (56,516)
                                                                        -----------    -----------    ----------     ---------

Loss before income tax benefit and minority interest................        (19,059)       (19,081)      (64,107)      (60,211)
Income tax benefit..................................................          1,338            947         4,801         3,636
                                                                        -----------    -----------    ----------     ---------
Net loss before minority interest...................................        (17,721)       (18,134)      (59,306)      (56,575)
Minority interest...................................................           (225)          (240)         (653)         (699)
                                                                        -----------    -----------    ----------     ---------
Net loss   ........................................................     $   (17,946)   $   (18,374)   $  (59,959)   $  (57,274)
                                                                        ===========    ===========    ==========     =========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                              JUNIOR
                                             PREFERRED      PREFERRED
                                              LIMITED        LIMITED     GENERAL      LIMITED       NOTES
                                              PARTNER        PARTNER     PARTNER      PARTNERS    RECEIVABLE       TOTAL
                                            ----------     ----------  ----------   -----------   ----------    ---------

Balance at December 31, 1996...........      $ 24,888      $              $ 716     $   50,062     $ (1,850)    $  73,816
Cash contributions.....................                                      84                                        84
Transfer and conversion of
  General Partner Interest
  to Limited Partner Interest .........                                    (799)           799
Net loss...............................                                      (1)       (71,612)                   (71,613)
                                             --------      --------       -----     ----------     --------      --------
Balance at December 31, 1997...........        24,888                                (20,751)      (1,850)        2,287
Conversion of Limited Partner
  Interest to Junior Preferred
  Limited Partner Interest (unaudited).                      (1,423)                   1,423
Net loss (unaudited)...................                                              (57,274)                   (57,274)
                                             --------      --------       -----     ---------     --------      --------
Balance at September 30, 1998
  (unaudited)..........................      $ 24,888      $ (1,423)      $         $ (76,602)    $ (1,850)     $(54,987)
                                             ========      ========       =====     =========     ========      ========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                              1997                 1998
                                                                           ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................   $ (59,959)            $(57,274)
    Minority interest...................................................         653                  699
    Loss (gain) on disposal of fixed assets.............................         (25)                 112
    Depreciation and amortization.......................................      98,072              101,499
    Changes in assets and liabilities:
         Accounts receivable............................................      (1,777)              (1,043)
         Interest receivable on escrowed investments....................       1,627                1,095
         Receivable from affiliates.....................................         542               (5,705)
         Prepaids.......................................................       1,677                 (864)
         Other current assets...........................................        (102)                   6
         Deferred income taxes..........................................      (4,801)              (3,636)
         Other non-current assets.......................................        (785)                  30
         Accounts payable and accrued liabilities.......................         205               (3,888)
         Payable to affiliates..........................................         121                  749
         Deferred revenue...............................................       2,063                2,243
         Accrued interest...............................................      (6,166)              (7,951)
         Deferred channel launch revenue................................       5,778                4,435
         Other non-current liabilities..................................          45                1,228
                                                                           ---------            ---------
    Cash flows from operating activities................................      37,168               31,735
                                                                           ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment..............................................     (81,889)             (68,867)
    Intangible assets...................................................        (614)              (1,340)
    Proceeds from maturity of escrowed investments......................      28,248               29,584
                                                                           ---------            ---------
    Cash flows from investing activities................................     (54,255)             (40,623)
                                                                           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt........................................      13,000                7,500
    Contributed capital ................................................          84
    Debt issue costs....................................................        (215)
                                                                           ---------            ---------
    Cash flows from financing activities................................      12,869                7,500
                                                                           ---------            ---------
Net change in cash and cash equivalents.................................      (4,218)              (1,388)
Cash and cash equivalents, beginning of period..........................       8,770                6,388
                                                                           ---------            ---------
Cash and cash equivalents, end of period................................   $   4,552            $   5,000
                                                                           =========            =========



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

         As of September 30, 1998, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                                            Basic            Homes
                                                                         Subscribers        Passed
                                                                         -----------       --------
          Nashville/Mid-Tennessee Cluster.............................     339,003          537,074
          Greenville/Spartanburg Cluster..............................     146,408          207,541
          Knoxville/East Tennessee Cluster............................     101,492          151,503
                                                                           -------         --------
                   Total..............................................     586,903          896,118
                                                                           =======         ========

         The accompanying unaudited interim consolidated financial statements include the accounts of ICP-IV and its directly and indirectly majority-owned subsidiaries, InterMedia Partners IV, Capital Corp. ("IPCC"), IP-IV, InterMedia Partners Southeast ("IPSE"), InterMedia Partners of West Tennessee, L.P. ("IPWT"), and Robin Media Group, Inc. ("RMG"). ICP-IV and its majority-owned subsidiaries are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1997.

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

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (FAS 130) which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

         Certain prior period amounts have been reclassified in the accompanying financial statements to conform with the 1998 presentation.

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

         Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of debt which was simultaneously repaid by the Company with proceeds from the Financing. On March 31, 1998, TCI converted 5.4% of its limited partner interest in ICP-IV into a $26,458 junior preferred limited partner interest in ICP-IV with a preferred return of 12.75% compounded annually and senior in priority to the limited partner interest, other than the preferred limited partner interest. The conversion of the 5.4% limited partner interest was recorded at book value at March 31, 1998. After giving effect to the conversion, TCI owns a 49.6% non-preferred limited partner interest in ICP-IV, including a 3.8% limited partner interest held by InterMedia Partners, a California limited partnership ("IP") and a 1.2% interest held by ICM-IV. Effective January 2, 1998, TCI owns a 99.999% limited partner interest in IP, and effective August 5, 1997, TCI owns a 99.997% limited partner interest in ICM-IV (see Note 6--Related Party Transactions).

         TCI held substantial direct and indirect ownership interests in each of RMH, IPWT and the Greenville/Spartanburg System prior to July 30, 1996. As a result of TCI's substantial continuing interest in RMG, IPWT and the Greenville/Spartanburg System after the Company's acquisitions, the acquired assets of these entities have been

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

accounted for at their historical basis as of the acquisition date. Results of operations for these entities have been included in the Company's consolidated results only from the acquisition date.

         On August 1, 1996, the Company acquired certain cable television systems of Viacom serving as of the acquisition date 147,500 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System") for an aggregate purchase price of $315,333. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the acquisition.

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

  Exchange

         On July 22, 1998, the Company entered into an Asset Exchange Agreement under which the Company would exchange certain of its cable systems serving approximately 16,200 basic subscribers in certain areas of Tennessee for approximately 15,500 basic subscribers in other areas of Tennessee plus $750. The exchange is expected to close by December 31, 1998.

3. ESCROWED INVESTMENTS HELD TO MATURITY

         The Company's escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to seven months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes through August 1, 1999 (see Note 4 -- Long-term Debt). The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:


                                                    DECEMBER 31, 1997                SEPTEMBER 30, 1998
                                                --------------------------       -------------------------
                                                CARRYING        ESTIMATED        CARRYING       ESTIMATED
                                                 VALUE          FAIR VALUE        VALUE         FAIR VALUE
                                                ---------       ----------       ---------      ----------
      Matures within 1 year.................    $  29,359        $  29,805       $  30,923       $  31,689
      Matures between 1 and 2 years.........       31,148           31,552
                                                ---------        ---------       ---------       ---------
               Total........................    $  60,507        $  61,357       $  30,923       $  31,689
                                                =========        =========       =========       =========

         The fair values of the investments are based on quoted market prices.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


4. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                  DECEMBER 31,         SEPTEMBER 30,
                                                                                      1997                 1998
                                                                                   ----------           ----------
            Bankrevolving credit facility, $475,000 commitment as of September
                30, 1998, interest currently at LIBOR plus 0.875%
                or ABR payable quarterly, matures July 1, 2004 .............       $  364,500           $  372,000

            Bank term loan, interest at LIBOR plus 1.75% (7.56%)
                payable quarterly, matures January 1, 2005..................          220,000              220,000

            11 1/4% senior notes, interest payable semi-annually,
                due August 1, 2006..........................................          292,000              292,000
                                                                                   ----------           ----------
            Total debt......................................................          876,500              884,000
            Less current portion............................................                                (1,000)
                                                                                   ----------           ----------
            Total long-term debt............................................       $  876,500           $  883,000
                                                                                   ==========           ==========

         The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At September 30, 1998, the interest rates were 6.63%, 6.56% and 8.25% on borrowings of $357,000, $10,000 and $5,000, respectively, outstanding under the revolving credit facility.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


is accrued as interest rates change over the period to which the payments or receipts relate. The agreements expire between May 1999 and February 2000.

         The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1997 and September 30, 1998, the fair market value of the interest rate swaps was approximately $(2,198) and $(5,448), respectively.

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

         As of December 31, 1997 and September 30, 1998, ICP-IV has $61,925 and $31,246, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

         Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 and September 30, 1998 is $324,500 and $324,120, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1997 and September 30, 1998 approximate their fair value.

5. COMMITMENTS AND CONTINGENCIES

         The Company is committed to provide cable television services under franchise agreements with remaining terms of up to nineteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

         Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered and expects to continue to enter into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

         The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial position or results of operations.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

6. RELATED PARTY TRANSACTIONS

         ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of $3,350, of which ICM-IV defers 20% per annum, payable in each following year, in order to support the Company's bank debt.

         InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $1,448 and $1,138 for the three months ended September 30, 1997 and 1998, respectively, and $4,536 and $4,341 for the nine months ended September 30, 1997 and 1998, respectively. Receivable from affiliates at December 31, 1997 and September 30, 1998 includes $686 and $1,587, respectively, of advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

         On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM- IV LLC was appointed the managing general partner of the Company.

         As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease. Programming fees charged by the TCI subsidiary for the three months ended September 30, 1997 and 1998 amounted to $10,292 and $11,869, respectively, and $30,585 and $34,839 for the nine months ended September 30, 1997 and 1998, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,556 and $4,059 as of December 31, 1997 and September 30, 1998, respectively.

         On January 1, 1998 an affiliate of TCI entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, TCI will be entitled to varying percentage shares of the incremental growth in annual cash flow from advertising sales above specified targets. Management fees charged by the TCI subsidiary for the three and nine months ended September 30, 1998 amounted to $73 and $218, respectively. Receivable from affiliates at September 30, 1998 includes $4,804 of receivables from TCI for advertising sales.

7.  CHANNEL LAUNCH REVENUE

         During the nine months ended September 30, 1997 and 1998, the Company received payments of $8,014 and $3,270, respectively, from certain programmers to launch and promote their new channels. Also during the nine months ended September 30, 1998, the Company recorded a receivable of $2,768 from a programmer to launch and promote its new channel. Of the total amount received, the Company recognized advertising revenue of $174 and $1,627 during the three and nine months ended September 30, 1997, respectively, for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range between five and ten years.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

8. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         During the nine months ended September 30, 1997 and 1998, the Company paid interest of $63,776 and $65,901, respectively.

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

         The Company is subject to competition from alternative providers of video services, including wireless service providers and local telephone companies. Specifically, the Company is subject to increasing competition in the Multiple Dwelling Unit market from various entities, including satellite master antenna television ("SMATV") companies and other franchised cable operators which are offering bundled services including cable, Internet access and telephony. BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint. In addition, BellSouth has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services. See
Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

         The Company cannot predict the extent to which competition will materialize or the extent of its effect on the Company.

Transactions with Affiliates

         Due to TCI's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the three months ended September 30, 1997 and 1998, the Company paid 74.3% and 75.9%, respectively, of its program fees to SSI. During the nine months ended September 30, 1997 and 1998, the Company paid 76.0% and 75.4%, respectively, of its program fees to SSI.

         The Company and its affiliated entities, InterMedia Partners, a California limited partnership, InterMedia Partners III, L.P. and InterMedia Capital Partners VI, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is the managing member of ICM-IV LLC, a limited liability company formed in 1997, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.4 million and $1.1 million to the Company for the three months ended September 30, 1997 and 1998, respectively, and $4.5 million and $4.3 million for the nine months ended September 30, 1997 and 1998, respectively.

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

                                                            Three Months Ended September 30,
                                                -------------------------------------------------------
                                                           1997                           1998
                                                ------------------------        -----------------------
                                                              Percentage                     Percentage
                                                  Amount      of Revenue          Amount     of Revenue
                                                ----------    ----------        ----------   ----------
                                                                                       (unaudited)
Statement of Operations Data:
Revenue......................................   $   63,835       100.0%         $   69,363       100.0%


Costs and Expenses:
   Program fees..............................       13,849        21.7              15,628        22.5
   Other direct expenses(1)..................        6,995        11.0               7,274        10.5
   Selling, general and administrative
     expenses(2).............................       11,893        18.6              12,133        17.5
   Management and consulting fees............          838         1.3                 838         1.2
   Depreciation and amortization.............       30,648        48.0              33,584        48.4
                                                ----------      ------          ----------     -------


Loss from operations.........................         (388)       (0.6)                (94)       (0.1)
Interest and other income....................        1,217         1.9                 918         1.3
Interest expense.............................      (19,754)      (30.9)            (19,833)      (28.6)
Other expense................................         (134)       (0.2)                (72)       (0.1)
Income tax benefit...........................        1,338         2.1                 947         1.4
Minority interest............................         (225)       (0.4)               (240)       (0.3)
                                                ----------      ------          ----------     -------
Net loss.....................................   $  (17,946)      (28.1)%        $  (18,374)      (26.5)%
                                                ----------      ------          ----------     -------
Other Data:
EBITDA(3)....................................   $   30,260        47.4%         $   33,490        48.3%

                                                             Nine Months Ended September 30,
                                                --------------------------------------------------------
                                                           1997                           1998
                                                ------------------------        ------------------------
                                                              Percentage                      Percentage
                                                  Amount      of Revenue          Amount      of Revenue
                                                ----------      ------          ----------     -------
                                                                      (unaudited)
Statement of Operations Data:
Revenue......................................   $  186,582       100.0%         $  204,120       100.0%


Costs and Expenses:
   Program fees..............................       40,244        21.6              46,183        22.6
   Other direct expenses(1)..................       20,336        10.9              20,680        10.1
   Selling, general and administrative
     expenses(2).............................       35,476        19.0              38,095        18.7
   Management and consulting fees............        2,513         1.3               2,513         1.2
   Depreciation and amortization.............       97,051        52.0             100,344        49.2
                                                ----------      ------          ----------     -------


Loss from operations.........................       (9,038)       (4.8)             (3,695)       (1.8)
Interest and other income....................        3,998         2.1               3,041         1.5
Interest expense.............................      (58,631)      (31.4)            (59,105)      (29.0)
Other expense................................         (436)       (0.2)               (452)       (0.2)
Income tax benefit...........................        4,801         2.6               3,636         1.8
Minority interest............................         (653)       (0.3)               (699)       (0.3)
                                                ----------      ------          ----------     -------

Net loss.....................................   $  (59,959)      (32.1)%        $  (57,274)      (28.1)%
                                                ==========      ======          ==========     =======
Other Data:
EBITDA(3)....................................   $   88,013        47.2%         $   96,649        47.3%

----------
(1) Other direct expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, minority interest and other expense. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in the related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. For information concerning cash flows from operating, investing and financing activities, see Unaudited Financial Statements included elsewhere in this Report.

Revenues

         The Company's revenues for the three and nine months ended September 30, 1998 increased to $69.4 million and $204.1 million, respectively, as compared with $63.8 million and $186.6 million for the same periods ended September 30, 1997, respectively, due primarily to (i) basic subscriber rate increases which resulted in increased revenue of approximately $4.5 million and $13.0 million for the three and nine month periods, respectively, (ii) increased number of basic subscribers due to household growth, which accounted for approximately $1.1 million and $4.0 million for the three and nine month periods, respectively, and (iii) an increase of approximately $1.4 million and $3.5 million in other service revenue for the three and nine month periods, respectively, offset by (i) decreases of approximately $0.8 million and $1.0 million in pay service revenues for the three and nine month periods, respectively, which resulted primarily from moving a program from pay service to expanded basic service during the three months ended September 30, 1997, offset by increased pay-per-view revenue for the nine month period, and (ii) a decrease of approximately $0.6 million and $2.0 million in total revenues for the three and nine month periods, respectively, as a result of the Company's sale of its cable television assets located in and around

Royston and Toccoa in December 1997. The increase in other service revenues is due primarily to increases in advertising sales, converter rental income, and data service revenues generated from providing high-speed Internet access over the Company's broadband network, offset by non-recurring advertising revenue earned from certain programmers to promote and launch their new services during the three and nine months ended September 30, 1997. Prior to September 1997, the Company did not offer high-speed Internet access services to its subscribers.

         The Company served approximately 586,900 basic subscribers at September 30, 1998, compared to 582,700 basic subscribers at September 30, 1997. Average monthly basic service revenue per basic subscriber for the three and nine months ended September 30, 1998 was $27.49 and $27.08, respectively, compared to $24.92 and $24.42 for the same periods ended September 30, 1997, respectively. The increase represents rate increases implemented by certain of the Company's cable systems in September 1997 and during 1998, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

         Program fees for the three and nine months ended September 30, 1998 increased to $15.6 million and $46.2 million, respectively, as compared with $13.8 million and $40.2 million for the same periods ended September 30, 1997, respectively, due primarily to higher rates charged by certain programmers, increased number of basic subscribers and increased number of channels offered by certain of the Company's systems to their basic subscribers, offset by decreased number of pay units.

         Average monthly basic program costs per basic subscriber for the three and nine months ended September 30, 1998 were $5.73 and $5.56, respectively, compared to $4.48 and $4.39 for the three and nine months ended September 30, 1997, respectively. Program fees for the three and nine months ended September 30, 1998 represent 26.9% and 26.8%, respectively, of basic and pay service revenues compared to 25.6% and 25.5% for the three and nine months ended September 30, 1997, respectively. The increases as a percentage of basic and pay service revenues reflect the impact of program fee rate increases outpacing revenue growth for the periods.

Other Direct Expenses

         Other direct expenses increased to $7.3 million and $20.7 million for the three and nine months ended September 30, 1998, respectively, compared to $7.0 million and $20.3 million for the three and nine months ended September 30, 1997, respectively, as a result of (i) an increase in payroll expense due primarily to wage increases and (ii) increased outside labor costs due primarily to an increase in non-capitalizable installation activities, including reconnects, disconnects and relocation of cable outlets, offset by a decrease in franchise fee expense which resulted from passing through franchise fees to subscribers by certain of the Company's cable systems beginning late 1997. Other direct expenses as a percentage of total revenues remained relatively constant at 10.5% and 10.1% for the three and nine months ended September 30, 1998, respectively, compared to 11.0% and 10.9% for the same periods ended September 30, 1997, respectively.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 1998 increased to $12.1 million and $38.1 million, respectively, compared to $11.9 million and $35.5 million for the same periods ended September 30, 1997, respectively, due primarily to (i) non-recurring billing conversion expenses incurred by certain of the Company's cable systems in early 1998, (ii) increased payroll costs due to annual wage increases as well as non-recurring market rate adjustments for certain of the Company's job positions, (iii) increased marketing expenses for the nine month period resulting from increased promotions of the Company's new data and digital services as well as its newly rebuilt cable systems, and (iv) expenses incurred by certain of the Company's systems to identify illegal tapping of its cable services, offset by a decrease in provision for bad debt. SG&A as a percentage of total revenues decreased to 17.5% and 18.7% for the three and nine months ended September 30, 1998, respectively, compared to 18.6% and 19.0% for the same periods ended September 30, 1997, respectively, reflecting the impact of revenue growth outpacing increases in SG&A expenses.

Depreciation and Amortization

         Depreciation and amortization expense for the three and nine months ended September 30, 1998 increased to $33.6 million and $100.3 million, respectively, compared to $30.6 million and $97.1 million for the same periods ended September 30, 1997, respectively, as a result of capital expenditures of $116.6 million for the twelve months ended September 30, 1998, offset by the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

         Interest and other income is comprised primarily of interest income earned on the escrowed investments held to be used by the Company to make semi-annual interest payments on the Notes. Interest and other income for the three and nine months ended September 30, 1998 decreased to $0.9 million and $3.0 million, respectively, compared to $1.2 million and $4.0 million for the three and nine months ended September 30, 1997, respectively, due primarily to decreases in the escrowed investment balances.

Income Tax Benefit

         As partnerships, the tax attributes of ICP-IV and its subsidiaries other than RMG accrue to the partners. Income tax benefit of $0.9 million and $3.6 million for the three and nine months ended September 30, 1998, respectively, and $1.3 million and $4.8 million for the three and nine months ended September 30, 1997, respectively, has been recorded based on RMG's stand alone tax provision. The decreases are due primarily to decreases in RMG's losses before income tax benefit due primarily to increases in income from operations and decreases in intercompany interest expense for the three and nine month periods.

Net Loss

         The Company's net loss for the three months ended September 30, 1998 increased to $18.4 million from $17.9 million for the same period in 1997 due primarily to a decrease in interest and other income and decreased income tax benefit, offset by a decrease in loss from operations. Net loss for the nine months ended September 30, 1998 decreased to $57.3 million from $60.0 million for the same period in 1997 due primarily to the decrease in loss from operations, offset by a decrease in interest and other income, an increase in interest expense and a decrease in income tax benefit.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain statement of cash flows information of the Company (in thousands) for the nine months ended September 30, 1997 and 1998.

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1997             1998
                                                                       ----             ----
                                                                            (UNAUDITED)
          Statement of Cash Flows Data:
          Cash flows from operating activities..................    $   37,168       $  31,735
          Cash flows from investing activities..................       (54,255)        (40,623)
          Cash flows from financing activities..................        12,869           7,500


NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's cash balance decreased by $4.2 million from $8.8 million as of January 1, 1997 to $4.6 million as of September 30, 1997.

Cash Flows From Operating Activities

         The Company generated cash flows from operating activities of $37.2 million for the nine months ended September 30, 1997 reflecting (i) income from operations of $88.0 million before non-cash charges to income for depreciation and amortization of $97.1 million; (ii) interest and other income received of $5.6 million, primarily from escrowed investments; (iii) interest paid of $63.8 million; (iv) $5.8 million in deferred revenue relating to payments received from certain programmers to launch and promote their new services; and (v) other working capital sources of $1.6 million, net of non-operating expenses.

Cash Flows From Investing Activities

         The Company purchased property and equipment of $81.9 million during the nine months ended September 30, 1997 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

         The Company received $28.2 million in proceeds from maturity of its escrowed investments during the nine months ended September 30, 1997. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $33.0 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company paid approximately $0.3 million for the right to provide cable services to a multiple dwelling unit in Greenville/Spartanburg.

Cash Flows From Financing Activities

         The Company's cash flows from financing activities for the nine months ended September 30, 1997 consisted primarily of net borrowings of $13.0 million under the bank revolving credit facility, which were used, along with cash available from operations, to fund the Company's capital requirements.

NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's cash balance decreased by $1.4 million from $6.4 million as of January 1, 1998 to $5.0 million as of September 30, 1998.

Cash Flows From Operating Activities

         The Company generated cash flows from operating activities of $31.7 million for the nine months ended September 30, 1998 reflecting (i) income from operations of $96.6 million before non-cash charges to income for depreciation and amortization of $100.3 million; (ii) interest and other income received of $4.1 million, primarily from its escrowed investments; (iii) $3.0 million in deferred revenue relating to payments received during the nine months ended September 30, 1998 from a certain programmer to launch and promote its new service; (iv) interest paid of $65.9 million; and (v) other working capital uses and non-operating expenses of $6.1 million, which includes $4.8 million of receivables from TCI at September 30, 1998 for advertising sales.

Cash Flows From Investing Activities

         The Company purchased property and equipment of $68.9 million during the nine months ended September 30, 1998 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the nine months ended September 30, 1998, the Company also paid approximately $1.3 million for the right to provide cable services to several multiple dwelling units in Nashville and Greenville/Spartanburg.

         The Company received $30.0 million in proceeds from maturity of its escrowed investments during the nine months ended September 30, 1998. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $32.9 million during the nine months ended September 30, 1998.

Cash Flows From Financing Activities

         The Company's cash flows from financing activities for the nine months ended September 30, 1998 represented net borrowings of $7.5 million under the bank revolving credit facility.

         The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the maturity of its escrowed investments and related accrued interest, as described above, borrowings from the bank revolving credit facility and cash available from operations.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company will continue to make substantial expenditures for technological upgrades and rebuilds over the next year under its Capital Improvement Program and will continue to make other capital expenditures for plant extensions, converters and initial subscriber installations over the next several years.

         For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility provides for borrowings up to $475.0 million in the aggregate, with permanent semi-annual commitment reductions beginning in 1999, and matures in 2004. As of September 30, 1998, the Company had $372.0 million outstanding under the revolving credit facility, leaving availability of $103.0 million. Prior to January 1, 1999, the Company has no mandatory amortization requirements under the Bank Facility.

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

         The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of September 30, 1998 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

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

YEAR 2000

         The Company has developed a plan to review, assess and resolve its year 2000 issue. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to subscribers. The Company has established a year 2000 project management team and is utilizing both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys and inventories of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

         The Company has reviewed information made publicly available on a significant number of vendors' year 2000 Web sites and is currently in the process of requesting compliance letters from all significant vendors and manufacturers. Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by TCI in addition to conferences hosted by a major industry technical association and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

         By the end of 1998 the Company expects to complete the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to subscribers. Specifically, the Company expects to receive and complete its review of vendor confirmation letters, perform risk assessments by component of all items inventoried, identify system dependencies, develop detailed estimates of remediation costs, assess timing for remediation activities and make detailed remediation decisions. During early to mid-1999, the Company will continue its remediation, testing and implementation efforts. The Company will address contingency plans based on the results of these efforts. Also by early 1999 the Company will have completed remediation of its financial information and related systems.

         The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the first quarter of 1999.

         Effective January 1, 1998 TCI manages the Company's advertising business and related services. TCI is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of TCI's year 2000 program, refer to TCI's most recent filings with the Securities and Exchange Commission.

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

         The Company has indebtedness that is substantial in relation to partners' capital. On September 30, 1998, the Company's total debt balance was approximately $884.0 million and partners' capital had a deficit balance of approximately $55.0 million. In addition, subject to the restrictions in the indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for the Capital Improvement Program; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or for the Capital Improvement Program may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

         Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, SMATV, Local Multipoint Distribution Service ("LMDS") and other new technologies. Other new technologies may become competitive with services that cable communications systems can offer. For example, Bell South has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV"). Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted.

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

         Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue. For example, a bill was introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999. Another bill was also recently introduced in Congress which would permit DBS companies to carry the signals of local broadcast television stations within the stations' designated market area. Under this bill, however, the local broadcast television stations could not impose any must-carry requirements or other obligations which are required of cable operators. The outcome of these bills or other similar bills cannot be predicted at this time. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

RELATED PARTY TRANSACTIONS

         Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners, a California limited partnership ("IP"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Partners III, L.P. ("IP-III"), InterMedia Capital Partners VI, L.P. ("ICP-VI"), and their consolidated subsidiaries and its other affiliates. IMI, which is majority owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP, IP-III and ICP-VI and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest.

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

YEAR 2000

         The Company has developed a plan to review, assess and resolve its year 2000 issue. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to subscribers. The Company has established a year 2000 project management team and is utilizing both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys and inventories of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

         The Company has reviewed information made publicly available on a significant number of vendors' year 2000 Web sites and is currently in the process of requesting compliance letters from all significant vendors and manufacturers. Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by TCI in addition to conferences hosted by a major industry technical association and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

         By the end of 1998 the Company expects to complete the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to subscribers. Specifically, the Company expects to receive and complete its review of vendor confirmation letters, perform risk assessments by component of all items inventoried, identify system dependencies, develop detailed estimates of remediation costs, assess timing for remediation activities and make detailed remediation decisions. During early to mid-1999, the Company will continue its remediation, testing and implementation efforts. The Company will address contingency plans based on the results of these efforts. Also by early 1999 the Company will have completed remediation of its financial information and related systems.

         The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the first quarter of 1999.

         Effective January 1, 1998 TCI manages the Company's advertising business and related services. TCI is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of TCI's year 2000 program, refer to TCI's most recent filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

         EXHIBIT                                                                                  SEQUENTIALLY
         NUMBER                           EXHIBIT                                                NUMBERED PAGES
         -------                          -------                                                --------------
          24.1         Power of Attorney (included on page 29).................................
          27.1         Schedule of Financial Data for InterMedia Capital
                       Partners IV, L.P........................................................


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1998.

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

                                        INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                        By:  InterMedia Capital Management,
                                        LLC, its General Partner

                                        By:  InterMedia Management, Inc., its
                                        Managing Member


                                        By:  /s/ ROBERT J. LEWIS
                                           ------------------------------------
                                                 Robert J. Lewis
                                                    President

Date:  November 12, 1998.

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Robert J. Lewis and Edon V. Smith, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substation and resubstation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


     /s/ ROBERT J. LEWIS          President, Chief Executive   November 12, 1998
-----------------------------      Officer and Sole Director
        Robert J. Lewis                  of InterMedia
                                       Management, Inc.
                                    (principal executive
                                          officer)


       /s/ EDON V. SMITH          Chief Financial Officer      November 12, 1998
-----------------------------          of InterMedia
         Edon V. Smith               Management, Inc.
                                   (principal financial
                                          officer)


    /s/ THOMAS R. STAPLETON             Vice President         November 12, 1998
-----------------------------            of InterMedia
      Thomas R. Stapleton              Management, Inc.
                                     (principal accounting
                                           officer)

                                 EXHIBIT INDEX

         EXHIBIT                                                                                  SEQUENTIALLY
         NUMBER                           EXHIBIT                                                NUMBERED PAGES
         -------                          -------                                                --------------
          24.1         Power of Attorney (included on page 29).................................
          27.1         Schedule of Financial Data for InterMedia Capital
                       Partners IV, L.P........................................................