Form 10-K405
period 1998-12-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1999-03-30
CIK 1020817

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        This report, including exhibits, consists of 207 pages. The Index of Exhibits is found on page 134.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
ITEM 1.    Business...........................................................     3
ITEM 2.    Properties.........................................................    23
ITEM 3.    Legal Proceedings..................................................    23
ITEM 4.    Submission of Matters to a Vote of Security Holders................    24

PART II
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................    24
ITEM 6.    Selected Financial Data............................................    24
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................    29
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.........    49

PART III
ITEM 8.    Financial Statements and Supplementary Data........................    51
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ..........................................   119
ITEM 10.   Directors and Executive Officers of the Registrant.................   119
ITEM 11.   Executive Compensation.............................................   121
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management.........................................................   122
ITEM 13.   Certain Relationships and Related Transactions.....................   122

PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   126

SIGNATURES....................................................................   129

Supplemental Information......................................................   129

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

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV") was formed on March 19, 1996 as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, to acquire and consolidate various cable television systems located in high-growth areas of the southeastern United States ("Southeast"). ICP-IV (together with its subsidiaries, the "Company") has one of the largest concentrations of basic subscribers in the Southeast and is the largest cable television service provider in Tennessee. The Company's operations are composed of three clusters that, in the aggregate, served approximately 590,600 basic subscribers and passed approximately 932,800 homes as of December 31, 1998.

         Acquisitions and Financing

         During the year ended December 31, 1996 the Company acquired cable television systems (the "Acquisitions") serving as of the acquisition dates approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia. The Acquisitions were accomplished through the following transactions:
The Company's acquisition from affiliates on July 30, 1996 of controlling equity interests in InterMedia Partners of West Tennessee, L.P. ("IPWT") and Robin Media Group, Inc. ("RMG"), (ii) the equity contribution to the Company by Tele-Communications, Inc. ("TCI"), an affiliate, on July 30, 1996 of certain cable television systems located in the Greenville/Spartanburg metropolitan area in South Carolina ("Greenville/Spartanburg System"), (iii) the purchase of certain cable television systems located in Nashville, Tennessee ("Nashville System") on August 1, 1996 and (iv) the purchases of cable television systems serving approximately 59,600 basic subscribers in and around Nashville, Knoxville, Kingsport and central Tennessee, ("Miscellaneous Systems") at various dates during 1996.

         Prior to the Acquisitions, the Company had no operations.

         In connection with the Acquisitions, the Company obtained a $475.0 million revolving credit facility ("Revolving Credit Facility") and a $220.0 million term loan ("Term Loan," together with the Revolving Credit Facility, "Bank Facility") and issued $292.0 million of senior subordinated notes ("Notes"). The Company also obtained capital contributions from its general and limited partners of $360.0 million, including the non-cash contributions of the Greenville/Spartanburg System and IPWT.

         Pending Sales and Exchange

         In January 1999 the Company executed a letter of intent with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers as of December 31, 1998, in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers as of December 31, 1998 in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers, located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also in January 1999 the Company received consents from the preferred and limited partners of ICP-IV, which gave the Company the right to proceed with negotiating the Charter Transactions and which provide for payment of cash distributions to the preferred and limited partners, other than TCI, of approximately $550 million, for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions, including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents. Upon consummation of the Charter Transactions and the Final Equity Distributions, TCI will own 99.999% of the partner interests in the Company.

         Relationship with TCI and InterMedia Management, Inc.

         TCI, through wholly owned subsidiaries, directly and indirectly owns 49.6% of ICP-IV's non-preferred equity. TCI is one of the largest cable television operator in the United States, serving more than 11.9 million subscribers. On March 9, 1999, AT&T and TCI completed their merger, and TCI became AT&T Broadband & Internet Services. All references herein to TCI, for matters occurring after the merger, shall be to AT&T Broadband & Internet Services.

         As a result of its relationship with TCI, the Company has the ability to purchase its programming and certain equipment at rates approximating those available to TCI. The Company has a contract with Satellite Services, Inc. ("SSI"), a subsidiary of TCI, to obtain basic and premium programming. SSI contracts with various programmers to purchase programming for TCI and its affiliated companies. The Company has the option to purchase its programming through its contract with SSI for which it pays SSI's cost, plus an administrative fee. See "Certain Factors Affecting Future Results -- Loss of Beneficial Relationship with TCI."

         Pursuant to administration agreements between each of the subsidiaries of ICP-IV and InterMedia Management, Inc. ("IMI"), the managing member of the managing general partner of ICP-IV, IMI provides certain management services to the Company for a fixed fee of $3,350 per annum. IMI has also entered into service agreements with the Company under which IMI provides accounting and administrative services to the Company at cost.

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

         As of December 31, 1998, operating data for the Company's three clusters was as follows:


                                            Basic              Homes              Basic
                                         Subscribers           Passed          Penetration
                                         -----------           ------          -----------
Nashville/Mid-Tennessee Cluster            337,697            536,567            62.9%
Greenville/Spartanburg Cluster             147,419            244,032            60.4%
Knoxville/East Tennessee Cluster           105,513            152,164            69.3%
                                           -------            -------
  Total                                    590,629            932,763            63.3%
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

         For the year ended December 31, 1998, of the Company's total revenues, basic and tier services generated 69.2%, premium service fees 12.0%, pay-per-view revenues 2.4%, advertising revenues 4.5%, equipment rentals 5.3% and installation fees, home shopping commissions and other miscellaneous fees 6.6%.

OPERATING STRATEGY

         The Company owns and operates cable television systems in geographically clustered, high-growth markets in the Southeast. The operating strategy includes the following key elements:

                  Cluster Subscribers. Management believes the Company derives certain operating advantages by clustering its operations, including centralizing management, billing, marketing, customer service, technical and administrative functions, and reducing the number of headends. The Company has (i) created regional customer service centers in each of the operating regions, which allow the Company to staff, train and monitor its customer service operations more effectively, and
         (ii) reduced the number of its headends, engineering support facilities and associated maintenance costs. Management believes that clustering also provides the Company with significant revenue opportunities including the ability to attract additional advertising and to offer a broader platform for data services.

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

                  Upgrade Cable Television Systems. Management believes that the Company's "Capital Improvement Program," which was designed to comprehensively upgrade the Company's distribution network, will continue to reduce costs, create additional revenue opportunities, increase customer satisfaction and enhance system reliability. Through December 31, 1998, the Company had spent $183.9 million on its Capital Improvement Program which is now substantially complete. The implementation of the Capital Improvement Program has benefited the Company by providing expanded channel capacity, enhanced network quality and dependability, wider availability of addressable services and, in certain systems, the capability to offer digital cable service tiers and high speed Internet access.

                  Target Additional Revenue Sources. Management believes that the Company's geographic clustering, the demographic profile of its subscribers and its Capital Improvement Program have afforded the Company the opportunity to pursue revenue sources incremental to its core business. Management also believes that the Company can create additional revenue growth opportunities through further development of existing cable network, premium, pay-per-view, advertising and home shopping services. With the upgrade of its cable television plant, the Company has and continues to launch additional cable and premium channels, and expand pay-per-view choices through addressable converters. Under an agreement with @Home Network ("@Home"), the Company provides high-speed Internet access over the Company's broadband network in certain of the Company's cable television systems. The Company began providing the @Home service to its customers in September 1997. With the use of a cable modem, @Home customers can access the Internet at speeds substantially in excess of conventional modems. For a fixed monthly rate @Home customers receive a cable modem, an e-mail account, unlimited high speed Internet access, an "always on" Internet connection, and access to proprietary @Home content and services. Possible other future services include near video-on-demand ("NVOD") and interactive services such as video games.

                  With the upgrade of its cable television plant, certain of the Company's cable television systems began providing InterMedia's Digital Cable Service ("I-DIG") during 1998. Pursuant to the Capital Improvement Program, several of the Company's headends were upgraded during 1997 and 1998 with equipment necessary to allow the reception and transmission of digital signals over the cable network. Under a contract with the Company, National Digital Television Center, Inc., an affiliate of TCI, provides services related to the transport and delivery of digitally compressed programming services to the Company's headends.

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

UPGRADE STRATEGY AND CAPITAL EXPENDITURES

         The Company has substantially completed the upgrade and rebuild of its cable television operations ("Systems") pursuant to its Capital Improvement Program. Pursuant to the Capital Improvement Program the Company has (i) deployed fiber optic cable, (ii) consolidated and upgraded headends, (iii) increased the use of addressable technology, (iv) installed two-way transmission capability in selected markets and (v) introduced digital compression capability. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Liquidity and Capital Resources."

         Deployed fiber optic cable. Fiber optic cable makes it possible to divide a system into a number of discrete service areas, or "nodes" of homes. The number of homes per node will vary, depending on the population density of the area covered by that section of the system. This design allows the Company to (i) narrow-cast advertising and programming to specific groupings of subscribers, (ii) significantly reduce ongoing maintenance and repair expenses and improve picture quality, as it reduces the number of active electronic devices in cascade, (iii) isolate the number of subscribers affected by most types of system malfunction or failure thus enhancing reliability and (iv) deliver data and interactive services. The Company's extensive deployment of fiber optic cable reduces the number of headends operated by the Company, resulting in a decrease in the Company's headend-related capital and maintenance expenditures.

         Consolidated and upgraded headends with backup power and remote network monitoring. Where feasible, neighboring systems have been and will continue to be interconnected via fiber optic cable into a single, upgraded headend. Refinements planned for all headends are designed to deliver high system reliability and improved operating efficiency. Network monitoring makes it possible to identify and correct many types of system malfunctions before they become evident to the subscriber.

         Increased use of addressable technology. Addressable technology is currently widely available in the Greenville/Spartanburg System and the Nashville System. The Company has and continues to expand its number of homes with access to addressable services, whether they are delivered in analog or digital format. Addressable technology provides subscribers with the ability to purchase the monthly, daily or per-event programs they desire and eliminates the need to send a technician to the subscriber's home when a subscriber changes his or her selection of services. Addressable technology can also provide substantial improvement in securing signals from theft of service.

         Installed two-way transmission capability. Cable television systems traditionally have been designed to transmit in a single direction from the headend. The Capital Improvement Program has made two-way transmission possible throughout several of the Systems. Two-way capability has permitted the Company to introduce digital cable tiers and high speed data services.

         Provided the capability to carry digitally compressed signals. The Company began deploying digital technology in certain of its systems during 1998. Digital compression enables a system to carry additional channels. For example, where a 12-to-1 digital compression system is employed, a system with 10 available analog channels today can add up to 120 channels of digital services.

         The following table summarizes the Systems' current technical profile and architecture in each of the three clusters where the Company's operations are located:

                                                  Percentage of Basic Subscribers as of December 31, 1998
                                 ------------------------------------------------------------------------------------------
                                                                     Bandwith
                                 Addressable        -----------------------------------------------------         Two-way
                                 Converters         750 MHz         550 MHz        450 MHz       <450 MHz      Transmission
                                 ----------         -------         -------        -------       --------      ------------
     Nashville/Mid-Tennessee        47.1              79.0            0.0            2.4           18.6            79.0
     Greenville/Spartanburg         72.9             100.0            0.0            0.0            0.0           100.0
     Knoxville/East Tennessee       32.8               0.0           37.2           62.8            0.0            37.2
        Total Systems               51.1              70.6            6.4           12.3           10.7            77.0


COMPETITION

         Cable television systems face competition from other sources of news and entertainment such as newspapers, movie theaters, live sporting events, Internet services, interactive computer programs and home video products, including videotape cassette recorders and alternative methods of receiving and distributing video programming. Competing sources of video programming include, but are not limited to, off-air broadcast television, direct broadcast satellite ("DBS") service, multipoint multichannel distribution service ("MMDS") systems, satellite master antenna television ("SMATV") systems and, in some areas of the country, municipalities, telephone companies and utility companies. In addition, the federal, state and local governments in recent years have sought and continue to seek ways in which to increase competition in the cable industry. See "Legislation and Regulation." The extent to which cable service is competitive depends upon the ability of the cable system to provide at least the same quantity and quality of programming and, in some cases, advanced cable services such as digital cable services and Internet access services, at competitive price and service levels.

         DBS. DBS involves the transmission of an encoded signal directly from a satellite to the home user. DBS provides video service using a dish located at each subscriber's premises. Programming is currently available to the owners of home satellite dishes through conventional, medium and high-powered satellites. PrimeStar Partners, L.P. ("PrimeStar"), a consortium comprised of cable operators and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. On February 19, 1998, the Federal Communications Commission ("FCC") initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable television operators and whether the FCC's alien ownership restrictions should apply to DBS subscription services.

         Several major companies are offering or are currently developing nationwide high-power DBS services, including DirecTV, Inc. ("DirecTV") and EchoStar Communications Corporation ("EchoStar"). DirecTV began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts, along with United States Satellite Broadcasting Company which uses capacity on DirecTV's satellite. Both United States Satellite Broadcasting Company and PrimeStar recently entered into agreements to sell their DBS business to DirectTV. EchoStar and DirectTV offer over 200 channels of service using video compression technology. EchoStar, which currently offers a similar package of programming, has begun to offer some local television signals in a limited number of markets.

         Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception of such signals is not possible. Efforts are underway at the United States Copyright Office and in Congress to ensure that local broadcast television offerings are permissible under the Copyright law. Legislation was recently introduced which would permit DBS operators to rebroadcast local television offerings in areas where over-the-air reception of such signals is possible, providing the DBS operators complied with certain requirements, including market-specific must-carry requirements and compliance with programming black-out obligations. The Company cannot predict whether such legislation will be passed or the effect that it will have on the Company's business. The offering of local broadcast signals in DBS program packages combined with joint marketing agreements that have been entered into by DBS operators and local and long distance telephone companies provide substantial competition to the cable industry and the Company.

         Many DBS operators have also announced plans to provide high-speed Internet access service via satellite with a telephone return path at the outset. The offering of such Internet access services would provide competition to the Company's high-speed Internet access service. DBS service similar to the Company's basic expanded service starts at approximately $30 per month nationally. Prices for DBS systems have continued to fall dramatically over the last year. A DBS satellite dish can be purchased for approximately $100 or less under promotional offers from certain DBS service providers. The Company is experiencing increased competition from DBS for both its single family home customers and its multiple dwelling unit ("MDU") customers. For example, DBS providers have begun targeting MDU complexes in the Company's service areas. While it is difficult to assess the magnitude of the impact that DBS will have on the Company's operations and revenues, there can be no assurance that it will not have a material adverse effect on the Company.

         MMDS/Wireless Cable. Wireless program distribution services such as MMDS, commonly called wireless cable television systems, use low-power microwave frequencies to transmit video programming to subscribers. These systems typically offer 20 to 34 channels of programming, which may include local programming. Because MMDS is an early generation technology that is in its early stages of implementation, it is difficult to assess the magnitude of the impact MMDS will have on the cable industry or upon the Company's operations and revenue. Advancement in MMDS distribution technology, including the proposed use of digital compression, could permit MMDS wireless operators to offer over 80 channels of programming. Additionally, the FCC adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS called Local Multipoint Distribution Service ("LMDS"), which is capable of transmitting voice as well as video transmissions. Spectrum auctions for LMDS licenses commenced in February 1998. The FCC has imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies which were recently upheld by the United States Court of Appeals for the District of Columbia Circuit. For a three-year period, cable operators and telephone companies will be precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. See "Certain Factors Affecting Future Results -- Competition in the Cable Television Industry; Rapid Technological Change." In addition, certain wireless cable companies may be able to implement more competitive strategies through their affiliations with telephone companies.

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

         The Company is subject to increasing competition in the MDU market from various entities, including SMATV companies and other franchised cable operators which are offering bundled services including cable, Internet access and telephony. Under the Telecommunications Act of 1996 ("1996 Act"), the Company can engage in competitive pricing in response to pricing offered by SMATV systems. However, it is unclear, in particular because of a constantly changing regulatory environment, what the future impact of SMATV operators will be on the Company's operations and revenues. See "Certain Factors Affecting Future Results -- Competition in the Cable Television Industry; Rapid Technological Change."

         Telephone Companies. The Company is subject to competition from local telephone companies. The federal law that banned the cross-ownership of cable television and telephone companies in the same service area was repealed so that potentially strong competitors, including telephone companies, which were previously subject to various restrictions against entering the cable television industry, may now provide cable television service in their service areas under certain circumstances. The 1996 Act permits telephone companies to provide cable television service through cable television systems and open video systems ("OVS"), and by leasing capacity as common carriers to other cable television service providers. Telephone companies may also provide video programming over wireless cable television systems. Assuming telephone companies begin to provide programming and other services to their customers on a commercial basis, they have competitive advantages which include an existing relationship with substantially every household in their service areas, substantial financial resources, an existing infrastructure and the potential ability to subsidize the delivery of programming through their position as the sole source of telephone service to the home. Given the financial resources of the local telephone companies and the changing legislative and regulatory environment, it is expected that the local telephone companies will provide increased competition for the cable television industry, including the Company, which could have a material adverse effect on the Company.

         Telephone and other companies provide facilities for the transmission and distribution to homes and businesses of interactive personal computer services, including Internet access services and Web TV services, as well as data and other non-video services. The Company currently markets standard Internet Service Provider services and high-speed Internet access and data services in several areas served by its cable systems, and plans to continue to roll-out such services in additional markets. The high-speed cable modems currently used by the Company are capable of providing access to interactive online information services, including the Internet, at speeds up to 100 times faster than those of conventional or ISDN modems used by other service providers. Competitors in this area include local exchange companies (also known as local exchange carriers or "LECs"), Internet service providers, long distance carriers, satellite companies, other cable companies, consumer electronics companies and others, many of whom have more substantial financial resources than the Company. Several parties have requested that the FCC fully deregulate packet-switched networks to allow the provision of high-speed broadband services without regard to present Local Access Transport Area or "LATA" boundaries and other regulatory restrictions, and the Company expects that competition in the Internet access and interactive services area will be significant. The Company cannot predict the likelihood of success of the broadband services offered by the Company's competitors or the impact on the Company of such competitive ventures.

         BellSouth Telecommunications, Inc. ("BellSouth") applied for cable franchises in certain of the Company's franchise areas in 1996 and has acquired a number of wireless cable companies in regions where the Company operates. However, BellSouth has since publicly acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association ("TCTA") and the Cable Television Association of Georgia ("CTAG") filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia, including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators as the "Complainant Cable Operators" in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. In addition, the TCTA filed a petition with the Tennessee Regulatory Authority ("TRA") on November 27, 1996 seeking an investigation and audit by the TRA into BellSouth's activities concerning the construction and deployment of video distribution facilities in Tennessee. Specifically, the petition requests that the TRA review the TCTA's allegations regarding cross-subsidization, anti-competitive conduct and unlawful construction activities in light of Tennessee law and the TRA's rules and policies on promoting competition. The Company is joined by several other cable operators, who are also TCTA members, in bringing the petition. In addition, BellSouth has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services.

         Overbuilds. Since the Systems generally operate under non-exclusive franchises, other operators may obtain franchises to build competing cable television systems. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") prohibits franchising authorities from unreasonably refusing to award additional franchises and permits the authorities to operate cable television systems themselves without franchises. In Georgia, a number of municipalities have constructed cable television systems and are providing cable services, Internet access services and data services in competition with the existing cable companies. The electric utility departments for these municipalities typically operate the majority of these municipally owned cable systems. On behalf of its member entities, the CTAG is supporting legislation which would ensure fair competition between municipalities and cable companies. The proposed legislation, which has the support of the municipal association, seeks, in part, to prohibit the cross-subsidization of the cable business by the municipal electric business and to generally ensure a level competitive playing field. In Tennessee, the municipal electric utility association and the rural electric cooperative association, on behalf of their members, are supporting legislation which will repeal a current ban on their ability to provide cable services, Internet access services and data services. This legislation would also provide municipalities and the rural electric cooperatives with the right to compete or enter into joint ventures with existing cable operators, respectively. The TCTA is reviewing this legislation on behalf of its member entities and is seeking to oppose it, or at a minimum, to include provisions which would prohibit the cross-subsidization of the cable business by the municipal electric business and to generally ensure a level competitive playing field. Should the ban be repealed, several municipalities throughout Tennessee, including a few municipalities in the Company's service areas that have expressed an interest in constructing a cable system, may provide competing cable services. The outcome of the legislative efforts in Georgia and Tennessee cannot be predicted at this time but could have a material effect on the ability of cable companies to provide competitive cable, Internet and other services. The Company is not aware of any material overbuild, or any pending applications for overbuilds, in any of its franchise areas except as noted above. However, the Company is unable to predict whether any of the Systems will be subject to an overbuild by franchising authorities or other cable operators in the future, or what effect, if any, such an overbuild may have on the Company.

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

         The Systems hold numerous franchises, all of which are non-exclusive and provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range from 3.0% to 5.0% of the gross revenues generated by the system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Under the 1992 Cable Act, cable operators are permitted to itemize the franchise fee and any costs pertaining to franchise-imposed requirements on a subscriber's bill and may pass through such costs to subscribers. Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. Operators who relied on the FCC's order and did not permit required franchise fee payments may, in some circumstances, "pass through" such underpayments to subscribers. The federal appellate court decision did not have a material impact on the Company's results of operations.

         As of December 31, 1998, three franchises relating to approximately 1.3% of the Systems' basic subscribers have expired. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all three franchises are currently in informal renewal negotiations. The Company and the local franchising authorities are operating under extensions of previous franchises while renewal negotiations continue. During the next five years the renewal process must commence for approximately 40% of the Company's franchises relating to approximately 30% of the Systems' basic subscribers. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. Management believes that it has generally met the terms of its franchises and it anticipates that its future franchise renewal prospects generally will be favorable. Historically, the Company has never had a franchise revoked or failed to have a franchise renewed.

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

         The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released in 1996, 1997 and 1998 a series of orders in which it found the Company's rates in the majority of cases to be reasonable, but several cost of service cases are still pending before the FCC. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

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

         Additionally, the FCC permits cable operators to exercise their discretion in setting rates for New Product Tiers ("NPTs") containing new programming services, so long as, among other conditions, the channels that are subject to rate regulation are priced in conformance with applicable regulations and cable operators do not remove programming services from existing rate-regulated service tiers and offer them on the NPT.

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

         The 1996 Act amends the rate regulation provisions of the 1992 Cable Act. The FCC has issued interim regulations implementing these amendments and has requested comments on its proposed final regulations. Under the 1996 Act, CPS tier rates are to be deregulated on March 31, 1999. The 1996 Act allows cable operators to aggregate equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category, on a franchise, system, regional, or company level. The statutory changes also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These cost-aggregation rules do not apply to the limited equipment used by basic service-only subscribers. Regulation of basic cable service continues in effect until a cable television system becomes subject to effective competition. In addition to the existing definition of effective competition, a new effective competition test permits deregulation of both basic and CPS tier rates where a telephone company offers cable service by any means (other than direct-to-home satellite services) provided that such service is comparable to the services provided in the franchise area by the unaffiliated cable operator. Subscribers are no longer permitted to file programming service complaints with the FCC, and complaints may only be brought by a franchising authority if, within 90 days after a rate increase becomes effective, it receives more than one subscriber complaint. The FCC is required to act on such complaints within 90 days. The uniform rate provision of the 1992 Cable Act is amended to exempt bulk discounts to multiple dwelling units so long as a cable operator that is not subject to effective competition does not charge predatory prices to a multiple dwelling unit.

         Although regulation under the 1992 Cable Act has been detrimental to the Company, it is still not possible to predict the 1992 Cable Act's full impact on the Company. Its impact will be dependent, among other factors, on the continuing interpretation to be afforded by the FCC and the courts to the statute and the implementing regulations, as well as the actions of the Company in response thereto. The Company expects to continue to sustain higher operating costs in order to administer the additional regulatory burdens imposed by the 1992 Cable Act, although, should the sunset of rate regulation on the CPS tier occur on March 31, 1999, the Company expects some reduction in its administrative burdens. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue, and several bills have recently been introduced in Congress which would repeal the deregulation of CPS tiers now scheduled for March 1999 and/or require the establishment of a low cost basic tier. The outcome of these bills cannot be predicted at this time.

         Cable Television Entry into Telephony. The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. The Company's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to local telephone companies (also known as LECs), and in part, will depend upon the outcome of various FCC rulemakings, including the current proceeding dealing with the interconnection obligations of telecommunications carriers. On August 8, 1996 the FCC adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. Although the FCC's interconnection order is intended to benefit new entrants in the local exchange market, it is uncertain how effective that order will be until the FCC completes all of its rulemaking proceedings under the 1996 Act and state regulators complete implementation of the FCC's regulations. The Eighth Circuit Court of Appeals has overturned many of the interconnection rules affecting LECs, including the pricing rules, dialing parity rules, certain rules governing unbundled elements and the "pick and choose" rule (which allows carriers to request that the incumbent LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party, under the same terms and conditions). On January 25, 1999, the United States Supreme Court issued its decision reversing the Eighth Circuit's decision and thereby reinstating the FCC interconnection rules. Many states have applied the FCC's interpretations of the 1996 Act as guidelines.

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

         Common carriers that qualify as OVS operators are exempt from many of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements that apply to cable operators will still be applicable to OVS operations. Common carriers that elect to provide video services over an OVS may do so upon obtaining certification by the FCC. The 1996 Act requires the FCC to adopt rules governing the manner in which OVS operators provide video programming services. Among other requirements, the 1996 Act prohibits OVS operators from discriminating in the provision of video programming services and requires OVS operators to limit carriage of video services selected by the OVS operator to one-third of the OVS's capacity. OVS operators must also comply with the FCC's sports exclusivity, network nonduplication and syndicated exclusivity restrictions, public, educational, and government channel use requirements, the "must-carry" requirements of the 1992 Cable Act, and regulations that prohibit anticompetitive behavior or discrimination in the prices, terms and conditions of providing vertically integrated satellite-delivered programming. Upon compliance with such requirements, an OVS operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, franchising, rate regulation, and consumer electronics compatibility requirements. Although OVS operators are not subject to franchise fees, as defined by the 1996 Act, they may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. Such fees may not exceed the rate at which franchise fees are imposed on cable operators and may be itemized separately on subscriber bills. It was anticipated that the primary benefit of using the OVS model was the avoidance of the need to obtain a local franchise prior to providing services. However, in January 1999, a federal court of appeals held that OVS providers can be required to obtain such a franchise.

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

         Ownership. The 1996 Act eliminates the statutory ban on the cross-ownership of a cable system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC lifted its ban on the cross-ownership of cable television systems by broadcast networks pursuant to the requirements of the 1996 Act.

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

         Carriage of Broadcast Television Signals -- Must Carry/Retransmission Consent. The 1992 Cable Act contained new signal carriage requirements. The FCC's regulations implementing these provisions allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election by local broadcast stations was made on June 17, 1993 and the second election was made on October 6, 1996. Local noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, but are not given the option to negotiate retransmission consent for the carriage of their signal. In March 1997 the U.S. Supreme Court affirmed a District of Columbia three-judge court decision upholding the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. In addition, cable systems are required to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations (except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS), commercial radio stations and certain low powered television stations carried by such cable systems after October 5, 1993. Generally, a cable operator is required to dedicate up to one-third of its activated channel capacity for the carriage of commercial television broadcast stations, as well as additional channels for non-commercial television broadcast stations. The Company currently carries all broadcast stations pursuant to the FCC's must-carry rules and has obtained permission from all broadcasters who elected retransmission consent. The Company has not been required to pay cash compensation to broadcasters for retransmission consent nor been required by broadcasters to remove broadcast stations from cable television channel lineups. The Company has, however, agreed to carry some services (e.g. ESPN 2, Home & Garden TV, America's Talking and fX) in specified markets pursuant to retransmission consent arrangements for which it will pay monthly fees to the service providers (as it does with other satellite delivered services). The FCC will initiate a rulemaking proceeding on the carriage of broadcast television signals in HDTV and digital formats. The Company cannot predict the ultimate outcome of this proceeding which could have a material effect on the number of services that a cable operator will be required to carry.

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

         Content Provisions. Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to carry any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming. On March 24, 1997, the Supreme Court turned down the appeal of Playboy and Spice who were seeking a preliminary injunction to prevent the 1996 Act rules requiring cable operators to either scramble the audio and video feeds of sexually explicit adult programming or other indecent programming, or only carry such programming in "safe harbor" hours. On December 29, 1998, the Court of Appeals in Delaware issued a permanent injunction against the enforcement of the "audio masking" requirement of the Cable Act, finding that the law requiring cable operators to completely block sexually-explicit signals was unconstitutional. The government has filed an appeal. During the appeal process the Company intends to comply with the 1996 Act requirements. In addition, cable operators that provide Internet access or other online services may be subject to new indecency limitations. Legal proceedings have been instituted which challenge these scrambling requirements and indecency limitations on constitutional grounds.

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

         The Copyright Office has pending proceedings aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of any such proceedings, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

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

         Copyright music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers. In 1996 the cable industry concluded negotiations on licensing fees with BMI for the use of music performed in programs locally originated by cable television systems for years 1990 through 1996. In July 1996 the Company and BMI signed the industry agreement. The National Cable Television Association ("NCTA") is negotiating new contracts for 1998 and future years. ASCAP has filed an infringement suit against several cable operators as representatives of cable systems using its music in the pay programming and cable programming networks provided to subscribers.

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

         Equal Employment Opportunity. The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. Pursuant to the statute, the FCC has adopted reporting and certification rules that apply to all cable system operators with more than five full-time employees. Failure to comply with the Equal Employment Opportunity ("EEO") requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request. On April 14, 1998, the United States Court of Appeals for the D.C. Circuit issued a decision finding that the EEO rules were not enforceable against the broadcast industry. While this decision could be construed to apply to the cable television industry, the FCC issued an opinion that the EEO rules remain in effect and continue to be binding on the cable television industry.

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

         Pole Attachments. The 1984 Cable Act requires the FCC to regulate the rates, terms and conditions imposed by certain public utilities for cable systems' use of utility pole and conduit space unless the Federal Pole Attachment Act provides that state authorities can demonstrate that they adequately regulate cable television pole attachment rates, terms and conditions. In some cases utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and are using such cables for the distribution of non-video services. The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees, and that the 1984 Cable Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. Further, in the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers, and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Act, among other provisions, significantly increases future pole attachment rates for cable systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunications carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period. The FCC recently concluded its rulemaking and issued an order that revises the existing formula for the calculation of pole attachment and conduit occupancy rates charged to cable system operators, resulting in a phased-in increase beginning in 2003 for the fees paid by cable operators to utilities for pole attachments and conduit space to be utilized for telecommunications services.

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

         As of December 31, 1998, the Company has approximately 1,025 full-time employees. The Company's operational headquarters is located at 424 Church Street, Suite 1600, Nashville, Tennessee 37219, and its phone number there is
(615) 244-2300.
The Company considers its relationship with its current employees to be good.

         The Company does not have foreign operations or export sales.


                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

         The Company has indebtedness that is substantial in relation to partners' capital. On December 31, 1998, the Company's total debt balance was approximately $884.5 million and partners' capital was a deficit balance of approximately $48.9 million. Earnings were inadequate to cover fixed charges by approximately $48.9 million for the year ended December 31, 1998. See Item 8 "Financial Statements and Supplementary Data -- InterMedia Capital Partners IV, L.P. -- Notes to Consolidated Financial Statements." In addition, subject to the restrictions in the bank debt agreements and indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than InterMedia Partners IV, Capital Corp.) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for other planned capital expenditures; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally.
See "-- Future Capital Requirements."

         There can be no assurance that the Company will generate earnings in future periods sufficient to cover its fixed charges, including its debt service obligations with respect to the Notes. In the absence of such earnings or other financial resources, the Company could face substantial liquidity problems. ICP-IV's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, and will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. Based upon expected increases in revenue and cash flow, the Company anticipates that its cash flow, together with available borrowings, including borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses and capital expenditure requirements and to service its debt requirements for the next several years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in order to satisfy its repayment obligations with respect to the Notes, ICP-IV may be required to refinance the Notes on their maturity. There can be no assurance that financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company or at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Management believes that substantial growth in revenues and operating cash flows is not achievable without the Company's continuous investment to finance capital expenditures for expansion of its subscriber base and system development. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FUTURE CAPITAL REQUIREMENTS

         Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company had implemented and has substantially completed the Capital Improvement Program. Although the Company has and will continue to upgrade portions of its systems over the next several years, there can be no assurance that the Company's upgrades of its cable television systems will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., MMDS and DBS) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the Company will be able to fund its capital requirements. The Company's inability to make its planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes. See "The Company -- Upgrade Strategy and Capital Expenditures" and See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Liquidity and Capital Resources."

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

         In addition, the Telecommunications Act of 1996 repealed the cable/telephone cross-ownership ban, and telephone companies are now be permitted to provide cable television service within their service areas. Certain of such potential service providers have greater financial resources than the Company, and in the case of local exchange carriers seeking to provide cable service within their service areas, have an installed plant and switching capabilities, any of which could give them competitive advantages with respect to cable television operators such as the Company.

         BellSouth has applied for cable franchises in certain of the Company's franchise areas and has acquired a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain cities in the Southeast. On October 22, 1996 the TCTA and the CTAG filed a formal complaint with the FCC challenging certain acts and practices that BellSouth is taking in connection with its deployment of video distribution facilities in certain areas of Tennessee and Georgia. In addition, the TCTA also filed a petition for investigation with the TRA concerning certain alleged acts and practices that BellSouth is taking in connection with its construction and deployment of cable facilities in Tennessee. The Company is joined by several other cable operators in the complaint. The Company cannot predict the likelihood of success in this complaint or the petition nor can there be any assurance that the Company will be successful with either the complaint or the petition. Furthermore, the Company cannot predict either the extent to which competition from BellSouth or other potential service providers will materialize or the extent of its effect on the Company. See "Competition."

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

         The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released in 1996, 1997 and 1998 a series of orders in which it found the Company's rates in the majority of cases to be reasonable, but several cost of service cases are still pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

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

RELATED PARTY TRANSACTIONS

         Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with its affiliated entities, InterMedia Partners, a California limited partnership ("IP-I"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Partners III, L.P. ("IP-III"), InterMedia Capital Partners VI, L.P. ("ICP-VI"), and their consolidated subsidiaries and its other affiliates. InterMedia Management, Inc. ("IMI"), which is majority owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP-I, IP-III and ICP-VI and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. Effective January 1, 1998, IMI also provides certain management services to the Company for a fixed fee. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with TCI, which could give rise to conflicts of interest. See Item 13 "Certain Relationships and Related Transactions."

EXPIRATION OF FRANCHISES

         Three franchises relating to approximately 1.3% of the basic subscribers served by the Systems have expired as of December 31, 1998. The terms of these franchises require the Company to negotiate the renewals of such franchises with the local franchising authorities, and all three franchises are currently in informal renewal negotiations. In connection with a renewal of a franchise, the franchising authority may require the Company to comply with different conditions with respect to franchise fees, channel capacity and other matters, which conditions could increase the Company's cost of doing business. Although management believes that it generally will be able to negotiate renewals of its franchises, there can be no assurance that the Company will be able to do so and the Company cannot predict the impact of any new or different conditions that might be imposed by franchising authorities in connection with such renewals. Failure to obtain franchise renewals or the imposition of new or different conditions could have a material adverse effect on the Company. See "Business -- Franchises."

LOSS OF BENEFICIAL RELATIONSHIP WITH TCI

         The Company's relationship with TCI currently enables the Company to
(i) purchase programming services and equipment from a subsidiary of TCI at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in TCI's marketing test results, (iii) share in the results of TCI's research and development activities and (iv) consult with TCI's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, TCI is under no obligation to offer such benefits to the Company, and there can be no assurance that such benefits will continue to be available in the future should TCI's ownership in the Company significantly decrease or should TCI for any other reason decide not to continue to offer such benefits to the Company. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if TCI does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See "Business -- The Company -- Relationship with TCI and InterMedia Management, Inc."; Item 13 "Certain Relationships and Related Transactions -- Certain Other Relationships" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with Affiliates."

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

YEAR 2000

         The Company has developed a plan to review, assess and resolve its year 2000 problem. The Company has completed a review of its computer and operating systems to identify those systems that could be affected by the year 2000 problem and is developing an implementation plan to resolve the issues. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company has established a year 2000 project management team and is utilizing both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys, inventories, and an assessment of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

         The Company has completed the process of requesting compliance letters from all vendors and manufacturers which supply to the Company the items identified in the Company's year 2000 inventories. Based on the responses received from these vendors and information made publicly available on vendors' year 2000 Web sites, the following summarizes vendors' representations regarding the year 2000 status for items that the Company's management believes could have a significant impact on operations if such items are not year 2000 compliant by the end of 1999:

                  Year 2000                                Percent of Items
                  Readiness                                   Inventoried
                  ---------                                ----------------
                  Ready                                             64%
                  Ready by end of 1999                              19%
                  Status unknown                                    14%
                  Not compliant                                      3%

Of these items, the Company plans to replace those that are not compliant and those for which the status is unknown.

        Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by TCI in addition to conferences hosted by a major industry technical association, and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

         The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. During early to mid-1999, the Company will continue its remediation, testing and implementation efforts. The Company will address contingency plans based on the results of these efforts. In addition, by June 1999 the Company expects to have completed remediation of its financial information and related systems.

         The Company's overall progress by phase is as follows:

                                                          Expected
                                                         Completion
                  Phase              Complete                Date
             -------------------------------------------------------
              Assessment                 90.0%          May 1999
              Remediation                20.0%          June 1999
              Testing                    20.0%          August 1999
              Implementation             20.0%          August 1999

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projections will be completed on such dates.

         Year 2000 expenditures for the year ended December 31, 1998, were not material to the Company's results of operations. Management of the Company currently estimates that year 2000 expenditures for 1999 will be at least $4.5 million. Although no assurances can be given, management currently expects that
(i) cash flows from operations will be sufficient to fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

         The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the second quarter of 1999. Although the Company is in the process of researching the year 2000 readiness of its suppliers and vendors, the Company can make no representation regarding the year 2000 compliance status of systems outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties.

         TCI manages the Company's advertising business and related services. TCI is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of TCI's year 2000 program, refer to TCI's most recent filings with the Securities and Exchange Commission.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations or support functions, including the ability to provide premium, pay-per-view or satellite delivered programming services to subscribers, customer billing and account information, scheduling of installation and repair calls, insertion of advertising spots in the Company's programming, and security and fire protection. The Company expects to address detailed contingency planning for all such significant risks during the second quarter of 1999.

         Despite the Company's best efforts, there is no assurance that all material risk associated with year 2000 issues will have been adequately identified and corrected by the end of 1999.

         If critical systems related to the Company's operations are not successfully remediated, the Company could face claims of breach of obligations to provide cable services under local franchise agreements, breech of programming contracts with respect to signal carriage, breech of contracts for cable system sales or exchanges, potential deemed violations of "must carry" requirements under FCC rules and regulations, and potential claims by investors or creditors for financial losses suffered as a result of year 2000 non-compliance. The Company cannot predict the likelihood that any such claims might materialize or the extent of potential losses from any such claims.

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

         The Company owns or leases real property for signal reception sites and business offices in many of the communities served by the Systems. The Company owns all of its service vehicles.

         Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named in several certified class actions in various jurisdictions concerning its late fee charges and practices. Certain cable systems owned by the Company charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by the Company's cable systems in the States of Tennessee, South Carolina and Georgia are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are either at the early stages of the litigation process or are subject to a case management order that sets forth a process leading to mediation. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

         Under existing Tennessee laws and regulations, the Company pays an Amusement Tax in the form of a sales tax on programming service revenues generated in Tennessee in excess of charges for the basic and expanded basic levels of service. Under the existing statute, only the service charges or fees in excess of the charges for the "basic cable" television service package are exempt from the Amusement Tax. Related regulations clarify the definition of basic cable to include two tiers of service, which the Company's management and other operators in Tennessee have interpreted to mean both the basic and expanded basic level of services.

         The Tennessee Department of Revenue ("TDOR") has proposed legislation which would replace the Amusement Tax under the existing statute with a new sales tax on all cable service revenues in excess of twelve dollars per month. The new tax would be computed at a rate approximately equal to the existing effective tax rate.

         Unless the Company and other cable operators in Tennessee support the proposed legislation, the TDOR has suggested that it would assess additional taxes on prior years' expanded basic service revenues. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it.

         The Company's management believes it has made a valid interpretation of the current Tennessee statute and regulations and that it has properly determined and paid all sales taxes due. The Company further believes that the legislative history of the current statute and related regulations, as well as the TDOR's history of not making assessments based on audits of prior periods, support the Company's interpretation. The Company and other cable operators in Tennessee are aggressively defending their past practices on calculation and payment of the Amusement Tax and are discussing with the TDOR modifications to their proposed legislation which would clarify the statute and would minimize the impact of such legislation on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for ICP-IV's units of partnership interests, and it is not expected that such a market will develop in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The historical financial and operating data of the Company as of December 31, 1995 and as of and for the years ended December 31, 1996, 1997 and 1998 include the results of operations of the Kingsport System, the Hendersonville System, IPWT, Robin Media Holdings, Inc. ("RMH"), the Greenville/Spartanburg System, the Nashville System and the Miscellaneous Systems only from the dates the systems were acquired by the Company in 1996. Prior to its acquisition of the Systems, the Company had no operating results to report. Selected financial data has not been provided for IPCC because its financial position and results of operations are insignificant.

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

         The selected financial data of the Previously Affiliated Entities presented below include the historical financial information of IPWT and of RMH for each of the two years in the period ended December 31, 1995, for the seven months ended July 31, 1995 and for the period from January 1, 1996 through July 30, 1996, and of the Greenville/Spartanburg System for the period from January 27, 1995 through December 31, 1995, for the period from January 27, 1995 through July 31, 1995 and for the period from January 1, 1996 through July 30, 1996.

                                   THE COMPANY
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)

                                                           YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                              1995              1996            1997            1998
                                          ------------      ------------     ----------     ------------
STATEMENT OF OPERATIONS DATA:
Revenue................................   $         --      $    106,417     $  251,671     $    277,832
Operating expenses:
  Program fees.........................             --           (22,881)      ( 53,903)         (62,423)
  Other operating costs................             --           (35,043)      ( 78,213)         (82,806)
  Depreciation and amortization........             --           (64,707)      (130,428)        (142,608)
                                          ------------      ------------     ----------     ------------
Loss from operations...................             --           (16,214)      ( 10,873)         (10,005)
Interest and other income..............             --             6,398          5,148            3,740
Gain on sale/exchange of
  cable systems........................             --                --         10,006           42,113
Gain on sale of investments............             --               286             --               --
Interest expense.......................             --           (37,742)      ( 78,185)         (78,107)
Other expense..........................             --            (1,216)          (853)          (6,607)
                                          ------------      ------------     ----------     ------------
Loss before income taxes...............             --           (48,488)      ( 74,757)         (48,866)
Income tax benefit (expense)...........             --             2,596          4,026           (1,623)
                                          ------------      ------------     ----------     ------------
Net loss before extraordinary items....             --           (45,892)      ( 70,731)         (50,489)
Extraordinary gain on early
extinguishments of debt,
  net of tax...........................             --            18,483             --               --
Minority interest......................             --              (320)          (882)            (945)
                                          ------------      ------------     ----------     ------------
Net loss...............................   $         --      $    (27,729)    $  (71,613)    $    (51,434)
                                          ============      ============      =========     ============
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets...........................   $        707      $    996,699     $  970,764     $    928,657
Total debt.............................             --           846,000        876,500          884,500
Total partners' capital (deficit)......           (625)           73,816          2,287          (48,872)

FINANCIAL RATIOS AND OTHER DATA:
EBITDA(1)..............................   $         --      $     48,493     $  119,555     $    132,603
EBITDA margin(1).......................             --              45.6%          47.5%            47.7%
Cash flows from operating activities...   $         --      $     37,697     $   58,627     $     55,275
Cash flows from investing activities...             --          (557,013)       (91,209)         (67,427)
Cash flows from financing activities...             --           528,086         30,200            8,000
Capital expenditures (excluding
  acquisitions)........................             --            38,167        129,573           95,212
Ratio of earnings to fixed charges(2)..             --                --             --               --

OPERATING STATISTICAL DATA (AT END OF
  PERIOD, EXCEPT AVERAGES):
Homes passed...........................             --           852,043        873,821          932,763
Basic subscribers......................             --           573,655        577,633          590,629
Basic penetration......................             --              67.3%          66.1%            63.3%
Average monthly revenue per basic
subscriber(3)..........................   $         --      $      30.71     $    36.17           $39.56

                         PREVIOUSLY AFFILIATED ENTITIES
              (IN THOUSANDS, EXCEPT FOR RATIOS AND OPERATING DATA)

                                                                                          SEVEN
                                                                                         MONTHS
                                                                                          ENDED         PERIOD
                                                             YEAR ENDED DECEMBER 31,    JULY 31,        1/1/96
                                                                1994         1995         1995         7/30/96
                                                            -----------  -----------   -----------  -----------
STATEMENT OF OPERATIONS DATA:
Revenue  ...................................                  $  73,049    $ 128,971     $  72,578    $  81,140
Operating expenses:
   Program fees.............................                    (13,189)     (24,684)      (13,923)     (17,080)
   Other operating costs....................                    (25,675)     (47,360)      (25,663)     (30,720)
   Management and consulting
     fees ..................................                       (585)        (815)         (530)        (398)
   Depreciation and
     amortization...........................                    (68,216)     (70,154)      (41,141)     (36,507)
                                                              ---------    ---------     ---------    ---------
       Total operating
         expenses...........................                   (107,665)    (143,013)      (81,257)     (84,705)
                                                              ---------    ---------     ---------    ---------
Loss from operations........................                    (34,616)     (14,042)       (8,679)      (3,565)
Interest and other income...................                      1,442        1,172           888          209
Gain (loss) on disposal of
   fixed assets.............................                     (1,401)         (63)           39          (14)
Interest expense............................                    (44,278)     (48,835)      (28,157)     (47,545)
Other expense...............................                       (194)        (644)         (656)        (123)
Equity in net loss of
   investee.................................                         --           --            --           --
                                                              ---------    ---------     ---------    ---------
Loss before income tax
   benefit .................................                    (79,047)     (62,412)      (36,565)     (51,038)
Income tax benefit..........................                     19,020       17,502         8,642       14,490
                                                              ---------    ---------     ---------    ---------
Net loss ...................................                  $ (60,027)   $ (44,910)    $ (27,923)   $ (36,548)
                                                              =========    =========     =========    =========
BALANCE SHEET DATA (AT END OF
   PERIOD):
Total assets................................                  $ 275,058    $ 590,494                  $ 578,870
Total debt..................................                    403,500      411,219                    423,659
Total equity (deficit)......................                   (166,977)      37,249                     10,150
FINANCIAL RATIOS AND OTHER
   DATA:
EBITDA(1)...................................                  $  33,600    $  56,112     $  32,462    $  32,942
EBITDA margin(1)............................                       46.0%        43.5%         44.7%        40.6%
Cash flows from operating
   activities...............................                  $    (112)   $   8,107     $   8,441    $  (8,169)
Cash flows from investing
   activities...............................                      4,871      (24,614)       (7,856)     (18,737)
Cash flows from financing
   activities...............................                     (4,784)      18,066            28       24,249
Capital expenditures
   (excluding acquisitions).................                     12,432       26,301         9,745       18,588
Ratio of earnings to fixed
   charges(2)...............................                         --           --            --           --
OPERATING STATISTICAL DATA (AT
  END OF PERIOD, EXCEPT
  AVERAGES):
Homes passed................................                    332,645      503,246       497,130      512,926
Basic subscribers...........................                    227,050      354,436       345,039      360,057
Basic penetration...........................                       68.3%        70.4%         69.4%        70.2%
Premium service units.......................                    151,528      265,216       258,928      264,541
Premium penetration.........................                       66.7%        74.8%         75.0%        73.5%
Average monthly revenue per
   basic subscriber(3)......................                  $   27.85    $   31.08     $   31.67    $   32.35

                        NOTES TO SELECTED FINANCIAL DATA

(1) Earnings before interest, income taxes, depreciation and amortization, gain
    (loss) on sale of investments, gain (loss) on sale/exchange of cable system, extraordinary gain on early extinguishments of debt, other income (expense) and minority interest. EBITDA margin is EBITDA divided by total revenue. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with generally accepted accounting principles ("GAAP").

(2) In computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax expense (benefit) and fixed charges. Fixed charges include interest on long-term borrowings, related amortization of debt issue costs and the portion of rental expense under operating leases deemed to be representative of the interest factor. The Company's earnings for the years ended December 31, 1996, 1997 and 1998 were inadequate to cover fixed charges by $48,488, $74,757 and $48,866 respectively. For the Previously Affiliated Entities, earnings for the years ended December 31, 1994 and 1995, for the seven months ended July 31, 1995 and for the period from January 1, 1996 through July 30, 1996 were inadequate to cover fixed charges by $79,047, $62,412, $36,565 and $51,038, respectively.

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

OVERVIEW

         Each of the Systems has generated substantially all of its revenues from monthly subscription fees for basic, expanded basic (also referred to as cable programming services, "CPS"), premium and ancillary services (such as rental of converters and remote control devices) and installation charges. Additional revenues have been generated from local and national advertising sales, pay-per-view programming, home shopping commissions and high-speed Internet access services.

         The Systems have generated increases in revenues during each of the past three years ended December 31, 1998, primarily as a result of internal subscriber growth and rate increases. The Company's ability to increase its basic and expanded basic service rates has been limited by the 1992 Cable Act, which generally became effective on September 1, 1993. However, after 1994, channels have been added in certain of the Company's cable television systems and rate increases have been implemented on the expanded basic tier. Programming fees, which comprise a substantial portion of total operating expenses, have experienced significant industry-wide increases. These factors have had a negative impact on EBITDA margins. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and other income (expense). EBITDA margin is defined as EBITDA divided by total revenues. EBITDA and EBITDA margin are commonly used in the cable industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA and EBITDA margin do not purport to represent cash flows from operating activities in related Statements of Cash Flows or cash flow as a percentage of revenue and should not be considered in isolation or as a substitute for or superior to measures of performance in accordance with GAAP.

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

Acquisitions

         During the year ended December 31, 1996, the Company acquired cable television systems serving approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by TCI, (iii) the purchase of the Houston, Texas cable system ("Houston System") and the exchange with TCI on August 1, 1996 of the Houston System for the Nashville System purchased by TCI immediately prior to the exchange, and
(iv) the purchases on January 29, 1996, February 1, 1996, May 2, 1996, July 1, 1996, and August 6, 1996 of the Miscellaneous Systems.

         The Company paid cash of approximately $418.0 million, including related acquisition costs and fees, for the Miscellaneous Acquisitions and the purchase of the Nashville System. The purchase price of the Nashville System of $315.3 million included $300.0 million paid in May 1996 for the Houston System. The Company financed the purchase of the Houston System with non-recourse debt and owned the Houston System temporarily in contemplation of exchanging the Houston System with TCI for the Nashville System.

TCI managed the Houston System during the Company's ownership period and there was no economic effect to the Company as a result of owning the system. Accordingly, the accounts of the Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements for the year ended December 31, 1996. The Miscellaneous Acquisitions and the purchase of the Nashville System have been accounted for as purchases and results of operations are included in the Company's consolidated results only from the dates the systems were acquired.

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

         IPWT, RMG and the Greenville/Spartanburg System were acquired from entities in which TCI had a significant ownership interest. Because of TCI's substantial continuing interest in these entities as a 49.0% limited partner in ICP-IV, as of the date of the contribution, these acquisitions were accounted for at their historical cost basis as of the acquisition date. Results of these entities are included in the Company's consolidated results of operations only from the date of acquisition.

Pending Sales and Exchange

         In January 1999 the Company executed a letter of intent with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers as of December 31, 1998, in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers as of December 31, 1998 in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers, located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also in January 1999 the Company received consents from the preferred and limited partners of ICP-IV, which gave the Company the right to proceed with negotiating the Charter Transactions and which provide for payment of cash distributions to the preferred and limited partners, other than TCI, of approximately $550 million, for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions, including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents. Upon consummation of the Charter Transactions and the Final Equity Distributions, TCI will own 99.999% of the partner interests in the Company.

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

         The Company is subject to competition from alternative providers of video services, including wireless service providers and local telephone companies. Specifically, the Company is subject to increasing competition in the Multiple Dwelling Unit market from various entities, including satellite master antenna television ("SMATV") companies and other franchised cable operators which are offering bundled services including cable, Internet access and telephony. BellSouth applied for cable franchises in certain of the Company's franchise areas and has acquired a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint. In addition, BellSouth has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services.

         The Company cannot predict the extent to which competition will materialize or, if competition materializes, the extent of its effect on the Company. See Item 1 "The Company -- Competition"; "Legislation and Regulation"; and "Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

Transactions with Affiliates

         TCI's indirect ownership of IPWT and RMH and its direct ownership of the Greenville/Spartanburg System enabled each of these systems to purchase programming services from Satellite Services Inc. ("SSI"), a subsidiary of TCI. During the period from January 1, 1996 through July 30, 1996, IPWT, RMH and the Greenville/Spartanburg System paid, in the aggregate, 85.7% of their program fees to SSI.

         Due to TCI's equity ownership in the Company, the Company is also able to purchase programming services from SSI. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. The loss of the relationship with TCI could adversely affect the financial position and results of operations of the Company. During the years ended December 31, 1996, 1997 and 1998, the Company paid 76.7%, 76.3% and 75.2%, respectively, of its program fees to SSI.

         The Company and its affiliated entities InterMedia Partners, a California limited partnership, and InterMedia Partners III, L.P. and InterMedia Capital Partners, VI, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Service Agreements") with InterMedia Management Inc. ("IMI"), pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. Effective August 5, 1997, IMI owns 95.0% of the equity interests in ICM-IV LLC, the managing general partner of the Company, and IMI is wholly owned by Robert J. Lewis. (See Item
13. "Certain Relationships and Related Transactions.") Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $3.0 million, $6.3 million and $5.8 million to the Company for the years ended December 31, 1996, 1997 and 1998, respectively, and $0.4 million and $1.5 million to IPWT and RMH, respectively, for the first seven months of 1996.

         Effective January 1, 1998 IMI also provides certain management services to the Company for an annual fee of $3.4 million. Prior to January 1, 1998, ICM-IV provided such management services to the Company for the same annual fee of $3.4 million.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                    1996                             1997                            1998
                                      -----------------------------      ----------------------------    ---------------------------
                                                          PERCENTAGE                     PERCENTAGE                      PERCENTAGE
                                          AMOUNT          OF REVENUE         AMOUNT      OF REVENUE        AMOUNT        OF REVENUE
                                      ------------      ------------      ----------     ----------      ----------      ---------
STATEMENT OF OPERATIONS DATA:
Revenue..........................     $    106,417             100.0%     $  251,671          100.0%     $  277,832          100.0%
Costs and Expenses:
  Program fees...................          (22,881)            (21.5)        (53,903)         (21.4)        (62,423)         (22.5)
  Other direct expenses(1).......          (13,148)            (12.4)        (26,529)         (10.5)        (26,973)          (9.7)
  Selling, general and
    administrative
    expenses(2)..................          (20,337)            (19.1)        (48,334)         (19.2)        (52,483)         (18.9)
  Management and consult-
    ing fees.....................           (1,558)             (1.5)         (3,350)          (1.3)         (3,350)          (1.2)
  Depreciation and
    amortization.................          (64,707)            (60.8)       (130,428)         (51.8)       (142,608)         (51.3)
                                      ------------      ------------      ----------     ----------      ----------      ---------
Loss from operations.............          (16,214)            (15.3)        (10,873)          (4.3)        (10,005)          (3.6)
Interest and other income........            6,398               6.0           5,148            2.0           3,740            1.3
Gain on sale/exchange of
  cable systems..................                                             10,006            4.0          42,113           15.2
Gain on sale of investments......              286               0.3
Interest expense.................          (37,742)            (35.5)        (78,185)         (31.1)        (78,107)         (28.1)
Other expense....................           (1,216)             (1.1)           (853)          (0.3)         (6,607)          (2.4)
Income tax benefit (expense).....            2,596               2.4           4,026            1.6          (1,623)           0.6
Extraordinary gain on early
  extinguishment of debt,
  net of tax.....................           18,483              17.4
Minority interest................             (320)             (0.3)           (882)          (0.4)           (945)          (0.3)
                                      ------------      ------------      ----------     ----------      ----------      ---------
Net loss.........................     $    (27,729)            (26.1)     $  (71,613)         (28.5)     $  (51,434)         (18.5)
                                      ============      ============      ==========     ==========      ==========      =========
OTHER DATA:
EBITDA(3)........................     $     48,493              45.6%     $  119,555           47.5%     $  132,603           47.7%

----------

(1) Other direct expenses consist of expenses relating to installations, plant repairs and maintenance and other operating costs directly associated with revenues.

(2) Selling, general and administrative expenses consist mainly of costs related to system offices, customer service representatives and sales and administrative employees.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, gain (loss) on sale of investments, gain (loss) on sale/exchange of cable systems, extraordinary gain on early extinguishment of debt, other expense and minority interest. EBITDA is a commonly used measure of performance in the cable industry. However, it does not purport to represent cash flows from operating activities in related Consolidated Statements of Cash Flows and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. For information concerning cash flows from operating, investing and financing activities, see Consolidated Financial Statements included elsewhere in this Form 10-K.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

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

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

Revenues

         The Company's revenues for the year ended December 31, 1998 increased to $277.8 million as compared with $251.7 million for the year ended December 31, 1997 due primarily to (i) basic subscriber rate increases which resulted in increased revenue of approximately $18.8 million, (ii) increased number of basic subscribers due to household growth, which accounted for approximately $3.8 million, (iii) an increase of approximately $6.5 million in other service revenue, offset by (i) a decrease of approximately $1.0 million in pay service revenues which resulted primarily from moving a program from pay service to expanded basic service during late 1997, offset by increased pay-per-view revenue, and (ii) a decrease of approximately $2.4 million in total revenues as a result of the Company's sale of its cable television assets located in and around Royston and Toccoa, Georgia in December 1997. The increase in other service revenues is due primarily to increases in advertising sales, converter rental income, and data service revenues generated from providing high-speed Internet access over the Company's broadband network, offset by a decrease in non-recurring advertising revenue earned from certain programmers to promote and launch their new services. Prior to September 1997, the Company did not offer high-speed Internet access services to its subscribers.

         The Company served approximately 590,600 basic subscribers at December 31, 1998, compared to approximately 577,600 basic subscribers at December 31, 1997. Average basic service revenue per basic subscriber for the year ended December 31, 1998 was $27.38 compared to $24.67 for 1997. The increase represents rate increases implemented by the Company's cable systems during late 1997 and during 1998, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

         Program fees for the year ended December 31, 1998 increased to $62.4 million, as compared with $53.9 million for the year ended December 31, 1997 due primarily to higher rates charged by certain programmers, increased number of basic subscribers and increased number of channels offered by certain of the Company's systems to their basic subscribers.

         Average monthly program costs per basic subscriber for the year ended December 31, 1998 was $8.89, compared to $7.76 for the year ended December 31, 1997. Program fees for the year ended December 31, 1998 represent 26.9% of basic and pay service revenues compared to 25.3% for the year ended December 31, 1997. The increase as a percentage of basic and pay service revenues reflect the impact of program fee increases outpacing revenue growth for the year.

Other Direct Expenses

         Other direct expenses increased to $27.0 million for the year ended December 31, 1998 compared to $26.5 million for the year ended December 31, 1997 as a result of (i) an increase in payroll expense due primarily to wage increases and (ii) increased outside labor costs due primarily to an increase in non-capitalizable installation activities, including reconnects, disconnects and relocation of cable outlets. The increases in payroll expense and outside labor costs of $2.5 million were offset by a non-recurring decrease in franchise fee expense of $2.2 million which resulted from passing through franchise fees to subscribers by certain of the Company's cable systems beginning late 1997. Other direct expenses as a percentage of total revenues decreased to 9.7% for the year ended December 31, 1998 compared to 10.5% for the year ended December 31, 1997, reflecting the impact of revenue growth outpacing increases in other direct expenses.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 increased to $52.5 million compared to $48.3 million for the year ended December 31, 1997 due primarily to (i) increased payroll costs due to annual wage increases as well as non-recurring market rate adjustments for certain of the Company's job positions and (ii) increased marketing expenses resulting from increased promotions of the Company's new data and digital services as well as additional channels offered in certain of the Company's rebuilt cable systems. The increases in payroll and marketing expenses resulted in an increase in SG&A of $4.2 million. SG&A as a percentage of total revenues remained relatively constant at 18.9% for the year ended December 31, 1998 compared to 19.2% for the year ended December 31, 1997.

Depreciation and Amortization

         Depreciation and amortization expense for the year ended December 31, 1998 increased to $142.6 million compared to $130.4 million for the year ended December 31, 1997 due primarily to capital expenditures of $95.2 million for the year ended December 31, 1998, offset by (i) the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years, and (ii) a decrease in amortization expense due to intangible assets, specifically franchise rights, which were fully amortized during 1997 and 1998. Franchise rights are amortized over the lesser of the remaining lives of the franchises or the base twelve-year term of ICP-IV.

Interest and Other Income

         Interest and other income for the year ended December 31, 1998 decreased to $3.7 million compared to $5.1 million for the year ended December 31, 1997. The decrease is due primarily to a decrease in interest income earned on the escrowed investments held to be used by the Company to make semi-annual interest payments on the Notes, which resulted from decreases in the escrowed investment balances.

Gain on Sale/Exchange of Cable Systems

         The gain on exchange of cable systems of $42.1 million for the year ended December 31, 1998 resulted from the Company's exchange of its cable systems located in central and eastern Tennessee for other cable systems located in eastern and western Tennessee in December 1998. The gain on sale of cable system of $10.0 million for the year ended December 31, 1997 resulted from the Company's sale of its cable assets serving subscribers in and around Royston and Toccoa, Georgia in December 1997.

Interest Expense

         Interest expense remained relatively constant at $78.1 million for the year ended December 31, 1998 compared to $78.2 million for the year ended December 31, 1997, despite higher debt balances during 1998 compared to 1997, as a result of lower interest rates.

Other Expense

         Other expense for the year ended December 31, 1998 increased to $6.6 million compared to $0.9 million for the year ended December 31, 1997 due primarily to an increase of $5.8 million in loss recognized from disposal of fixed assets. The increase is due primarily to disposal of assets resulting from increased number of cable plant rebuild projects which were completed during 1998 compared to those which were completed during 1997.

Income Tax Expense/Benefit

         As partnerships, the tax attributes of ICP-IV and its subsidiaries, other than RMG and IPCC, accrue to the partners. Income tax expense of $1.6 million and income tax benefit of $7.2 million for the year ended December 31, 1997 and 1998, respectively, has been recorded based on RMG's stand alone tax provision. RMG had income tax expense for the year ended December 31, 1998, compared to income tax benefit for the year ended December 31, 1997, due primarily to (i) a $26.3 million gain recognized on exchange of its cable system assets on December 31, 1998, and (ii) a decrease in intercompany interest expense, offset by (iii) a decrease in income from operations and (iv) a $10.0 million gain recognized on sale of cable systems in 1997.

Net Loss

         The Company's net loss for the year ended December 31, 1998 decreased to $51.4 million from $71.6 million for the year ended December 31, 1997. The decrease is due primarily to increases in EBITDA and gain recognized on sale/exchange of cable television assets, offset by increases in depreciation and amortization and other expense and 1998 income tax expense of $1.6 million, compared to income tax benefit of $4.0 million for the year ended December 31, 1997.


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


                                                                                                PERIOD FROM
                                                       SEVEN MONTHS ENDED                   JANUARY 1, 1996 TO
                                                          JULY 31, 1995                        JULY 30, 1996
                                                    -------------------------          ---------------------------
                                                                   PERCENTAGE                           PERCENTAGE
                                                      AMOUNT       OF REVENUE            AMOUNT         OF REVENUE
                                                    ----------     ----------          ----------       ----------
STATEMENT OF OPERATIONS DATA:
Revenue.......................................       $  72,578        100.0%            $  81,140           100.0%
Costs and Expenses:
   Program fees...............................         (13,923)       (19.2)              (17,080)          (21.1)
   Other direct expenses(1)...................          (9,499)       (13.1)              (10,177)          (12.5)
   Selling, general and administrative
     expenses(2)..............................         (16,164)       (22.3)              (20,543)          (25.3)
   Management and consulting fees.............            (530)        (0.7)                 (398)           (0.5)
   Depreciation and amortization..............         (41,141)       (56.7)              (36,507)          (45.0)
                                                     ---------        -----             ---------          ------
Loss from operations..........................          (8,679)       (12.0)               (3,565)           (4.4)
Interest and other income.....................             888          1.2                   209             0.3
Gain (loss) on disposal of fixed assets.......              39          0.1                   (14)             --
Interest expense..............................         (28,157)       (38.8)              (47,545)          (58.6)
Other expense.................................            (656)        (0.9)                 (123)           (0.2)
Income tax benefit............................           8,642         11.9                14,490            17.9
                                                     ---------        -------           ---------          ------
Net loss......................................       $ (27,923)       (38.5)%           $ (36,548)          (45.0)%
                                                     =========        =====             =========          ======
OTHER DATA:
EBITDA(3).....................................       $  32,462         44.7%            $  32,942            40.6%

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                               1994                                1995
                                                    ---------------------------        ---------------------------
                                                                     PERCENTAGE                         PERCENTAGE
                                                      AMOUNT         OF REVENUE          AMOUNT         OF REVENUE
                                                    ----------       ----------        ----------       ----------
STATEMENT OF OPERATIONS DATA:
Revenue.......................................       $  73,049         100.0%           $ 128,971           100.0%
Costs and Expenses:
   Program fees...............................         (13,189)        (18.1)             (24,684)          (19.1)
   Other direct expenses(1)...................          (9,823)        (13.4)             (16,851)          (13.1)
   Selling, general and administrative
     expenses(2)..............................         (15,852)        (21.7)             (30,509)          (23.7)
Management and consulting fees................            (585)         (0.8)                (815)           (0.6)
Depreciation and amortization.................         (68,216)        (93.4)             (70,154)          (54.4)
                                                     ---------         -----            ---------          ------
Loss from operations..........................         (34,616)        (47.4)             (14,042)          (10.9)
Interest and other income.....................           1,442           2.0                1,172             0.9
Loss on disposal of fixed assets..............          (1,401)         (1.9)                 (63)             --
Interest expense..............................         (44,278)        (60.6)             (48,835)          (37.9)
Other expense.................................            (194)         (0.3)                (644)           (0.5)
Income tax benefit............................          19,020          26.0               17,502            13.6
                                                     ---------         -----            ---------          ------
Net loss......................................       $ (60,027)        (82.2)%          $ (44,910)          (34.8)%
                                                     =========         =====            =========          ======
OTHER DATA:
EBITDA(3).....................................       $  33,600          46.0%           $  56,112            43.5%

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

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

         The following table sets forth certain statement of cash flows information of the Company (in thousands) for the years ended December 31, 1996, 1997 and 1998. The Company consummated acquisitions of cable television systems in January, February, May, July and August 1996. Cash flows from operating activities of the acquired systems have been included only from the dates of acquisition.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       1996                 1997                1998
                                                                   -------------        ------------        -------------
                  STATEMENT OF CASH FLOWS DATA:
                  Cash flows from operating activities..........   $    37,697          $   58,627         $     55,275
                  Cash flows from investing activities..........      (557,013)            (91,209)             (67,427)
                  Cash flows from financing activities..........       528,086              30,200                8,000

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


YEAR ENDED DECEMBER 31, 1998

         The Company's cash balance decreased by $4.2 million from $6.4 million as of January 1, 1998 to $2.2 million as of December 31, 1998.

Cash Flows from Operating Activities

         The Company generated cash flows from operating activities of $55.3 million for the year ended December 31, 1998 reflecting (i) income from operations of $131.2 million before non-cash charges to income for depreciation and amortization of $142.6 million and income from launch support payments of $1.4 million; (ii) interest and other income received of $4.4 million, primarily from its escrowed investments; (iii) interest paid of $80.7 million; (iv) $4.4 million received from certain programmers to launch and promote their new services; and (v) non-operating expenses and other working capital uses of $4.0 million, which includes an increase in related party receivables of $6.4 million. (See Note 13-Related Party Transactions to the Consolidated Financial Statements of the Company.)

Cash Flows from Investing Activities

         The Company purchased property and equipment of $95.2 million during the year ended December 31, 1998 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the year ended December 31, 1998, the Company also paid approximately $1.4 million for the right to provide cable services to multiple dwelling units and $1.1 million for an investment in securities held for sale.

         The Company received $29.6 million in proceeds from sale of its escrowed investments upon maturity on January 31 and July 31, 1998. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $33.0 million during the year ended December 31, 1998. The Company also received $0.7 million in proceeds from exchange of certain of its cable television assets in and around central and eastern Tennessee in December 1998.

Cash Flows from Financing Activities

         The Company's cash flows from financing activities for the year ended December 31, 1998 consisted of net borrowings of $8.0 million under the bank revolving credit facility.

         The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the sale of its escrowed investments and related accrued interest, borrowings from the bank revolving credit facility and cash available from operations.

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


                                                    SEVEN MONTHS           PERIOD FROM
                                                        ENDED            JANUARY 1, 1996
                                                    JULY 31, 1995       TO JULY 30, 1996
                                                    -------------       ----------------
STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities............      $   8,441           $    (8,169)
Cash flows from investing activities............         (7,856)              (18,737)
Cash flows from financing activities............             28                24,249


                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1994                  1995
                                                     -----------         -------------
STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities............      $    (112)          $     8,107
Cash flows from investing activities............          4,871               (24,614)
Cash flows from financing activities............         (4,784)               18,066

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

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company's most significant capital needs are to service its debt and to finance cable system upgrades and rebuilds, plant extensions and purchases of converters and other customer premise equipment. Planned capital expenditures also provide for initial subscriber installations, purchases of digital ad insertion equipment and replacement purchases of machinery and equipment.

         To make the most efficient use of its capital, management continually reassesses the need for modifications in system architecture and detailed technical specifications by considering the Company's current system technical profile, the technological changes in the cable industry, additional revenue potential, competition, cost effectiveness and requirements under franchise agreements. The Company currently estimates that it will make capital expenditures of approximately $162.0 million through 2002.

         For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides for borrowings up to $475.0 million in the aggregate, with permanent semi-annual commitment reductions ranging from $22,500 to $47,500 beginning in 1999, and matures in 2004. As of December 31, 1998, the Company had $373.0 million outstanding under the Revolving Credit Facility, leaving availability of $102.0 million. The Term Loan also requires semiannual principal payments of $0.5 million starting January 1, 1999 through January 1, 2004 and final principal payments in two equal installments of $107.3 million on July 1, 2004 and January 1, 2005.

         Management believes that the Company will be able to realize growth in revenue over the next several years through a combination of household growth, effective rate increases and new product offerings that the Company continues to make available as technological upgrades are completed under the Capital Improvement Program.

         Management believes that, with the Company's ability to sustain growth rates in revenue, it will be able to generate cash flows from operating activities which, together with available borrowing capacity under the Revolving Credit Facility, will be sufficient to fund required interest and principal payments and planned capital expenditures over the next several years. However, the Company does not expect to be able to generate sufficient cash from operations or accumulate sufficient cash from other activities or sources to repay in full the principal amounts outstanding under the Notes on maturity. In order to satisfy its repayment obligations with respect to the Notes due August 1, 2006, the Company is likely to be required to sell a portion of its assets, obtain additional equity contributions or refinance the Notes. There can be no assurance that equity contributions will obtained or financing will be available at that time in order to accomplish any necessary refinancing on terms favorable to the Company.

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

         The Bank Facility and the Indenture restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1998 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

Pending Sales and Exchange and Equity Distributions

         Assuming consummation of the Charter Transactions, expected net proceeds from the Charter Transactions of approximately $850 million combined with cash flows from operations will not be sufficient to meet the Company's obligations under its Bank Facility and the Notes and its obligations to make the Final Equity Distributions. Upon consummation of the Charter Transactions and the Final Equity Distributions, TCI will own 99.999% of the partner interests in the Company. It is the understanding of the Company's management that TCI will address the Company's on-going liquidity needs after the closing of the Charter Transactions and the Final Equity Distributions.

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

YEAR 2000

         The Company has developed a plan to review, assess and resolve its year 2000 problem. The Company has completed a review of its computer and operating systems to identify those systems that could be affected by the year 2000 problem and is developing an implementation plan to resolve the issues. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company has established a year 2000 project management team and is utilizing both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys, inventories, and an assessment of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

         The Company has completed the process of requesting compliance letters from all vendors and manufacturers which supply to the Company the items identified in the Company's year 2000 inventories. Based on the responses received from these vendors and information made publicly available on vendors' year 2000 Web sites, the following summarizes vendors' representations regarding the year 2000 status for items that the Company's management believes could have a significant impact on operations if such items are not year 2000 compliant by the end of 1999:

                  Year 2000                                   Percent of Items
                  Readiness                                      Inventoried
                  ---------                                      -----------
                  Ready                                                64%
                  Ready by end of 1999                                 19%
                  Status unknown                                       14%
                  Not compliant                                         3%

Of these items, the Company plans to replace those that are not compliant and those for which the status is unknown.

        Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by TCI in addition to conferences hosted by a major industry technical association, and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

         The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. During early to mid-1999, the Company will continue its remediation, testing and implementation efforts. The Company will address contingency plans based on the results of these efforts. In addition, by June 1999 the Company expects to have completed remediation of its financial information and related systems.

         The Company's overall progress by phase is as follows:

                                                          Expected
                                                         Completion
                  Phase                    Complete          Date
             -------------------------------------------------------
              Assessment                    90.0%          May 1999
              Remediation                   20.0%         June 1999
              Testing                       20.0%       August 1999
              Implementation                20.0%       August 1999

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projections will be completed on such dates.

         Year 2000 expenditures for the year ended December 31, 1998, were not material to the Company's results of operations. Management of the Company currently estimates that year 2000 expenditures for 1999 will be at least $4.5 million. Although no assurances can be given, management currently expects that
(i) cash flows from operations will be sufficient to fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

         The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the second quarter of 1999. Although the Company is in the process of researching the year 2000 readiness of its suppliers and vendors, the Company can make no representation regarding the year 2000 compliance status of systems outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties.

         TCI manages the Company's advertising business and related services. TCI is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of TCI's year 2000 program, refer to TCI's most recent filings with the Securities and Exchange Commission.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations or support functions, including the ability to provide premium, pay-per-view or satellite delivered programming services to subscribers, customer billing and account information, scheduling of installation and repair calls, insertion of advertising spots in the Company's programming, and security and fire protection. The Company expects to address detailed contingency planning for all such significant risks during the second quarter of 1999.

         Despite the Company's best efforts, there is no assurance that all material risk associated with year 2000 issues will have been adequately identified and corrected by the end of 1999.

         If critical systems related to the Company's operations are not successfully remediated, the Company could face claims of breech of obligations to provide cable services under local franchise agreements, breech of programming contracts with respect to signal carriage, breech of contracts for cable system sales or exchanges, potential deemed violations of "must carry" requirements under FCC rules and regulations, and potential claims by investors or creditors for financial losses suffered as a result of year 2000 non-compliance. The Company cannot predict the likelihood that any such claims might materialize or the extent of potential losses from any such claims.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company manages interest rate risk by maintaining a mix of fixed and variable rate debt that will lower borrowing costs within reasonable risk parameters. Interest rate swap agreements are used to effectively convert variable rate debt to fixed rate debt. At

December 31, 1997 and 1998, the Company had interest rate swap agreements to pay quarterly interest at fixed rates ranging from 6.28% to 6.3225% and receive quarterly interest at variable rate equal to LIBOR on $120.0 million notional amount of indebtedness, which represented approximately 20.5% and 20.3% of the Company's underlying debt subject to variable interest rates at December 31, 1997 and 1998, respectively. During the years ended December 31, 1996, 1997 and 1998, the Company's net payments pursuant to the interest rate swap agreements were $0.3 million, $0.8 million and $0.8 million, respectively.

         Based on the Company's variable-rate debt and related interest rate swap agreements outstanding at December 31, 1998, each 100 basis point increase or decrease in the level of interest rates would increase or decrease the Company's annual interest expense and related cash payments by approximately $4.7 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

                                    PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                               Reference Page
                                                                                 Form 10-K
                                                                               --------------
INTERMEDIA CAPITAL PARTNERS IV, L.P.
  Report of Independent Accountants.....................................             53
  Consolidated Balance Sheets as of December 31, 1997 and 1998..........             54
  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1997 and 1998....................................             55
  Consolidated Statements of Changes in Partners' Capital for the years
    ended December 31, 1996, 1997 and 1998..............................             56
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998....................................             57
  Notes to Consolidated Financial Statements............................             58
  Schedule I-- Condensed Financial Information of Registrant............            128
  Schedule II-- Valuation and Qualifying Accounts.......................            133

PREDECESSOR BUSINESSES:
  Previously Affiliated Entities
  Report of Independent Accountants.....................................             72
  Combined Balance Sheet as of December 31, 1995........................             73
  Combined Statements of Operations for the years ended
    December 31, 1994 and 1995, and the period from January 1, 1996
    to July 30, 1996....................................................             74
  Combined Statement of Changes in Equity for the years ended December
    31, 1994 and 1995, and for the period from January 1, 1996 to
    July 30, 1996.......................................................             75
  Combined Statements of Cash Flows for the years ended
    December 31, 1994 and 1995 and the period from January 1, 1996
    to July 30, 1996....................................................             76
  Notes to Combined Financial Statements................................             77

  ROBIN MEDIA HOLDINGS, INC.
  Report of Independent Accountants.....................................             88
  Consolidated Balance Sheet as of December 31, 1995....................             89
  Consolidated Statements of Operations for the years ended
    December 31, 1994 and 1995, and the period from January 1, 1996
    to July 30, 1996....................................................             90
  Consolidated Statement of Shareholder's Deficit for the years ended
    December 31, 1994 and 1995, and for the period from January 1,
    1996 to July 30, 1996...............................................             91
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994 and 1995, and the period from January 1, 1996
    to July 30, 1996....................................................             92
  Notes to Consolidated Financial Statements............................             93

  INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.
  Report of Independent Accountants.....................................            100
  Balance Sheet as of December 31, 1995.................................            101
  Statements of Operations for the years ended December 31, 1994 and
    1995, and the period from January 1, 1996 to July 30, 1996..........            102
  Statement of Changes in Partners' Capital for the years ended
    December 31, 1994 and 1995, and for the period from January 1,
    1996 to July 30, 1996...............................................            103
  Statements of Cash Flows for the years ended December 31, 1994
    and 1995, and the period from January 1, 1996 to July 30, 1996......            104
  Notes to Financial Statements.........................................            105

  TCI OF GREENVILLE, INC., TCI OF SPARTANBURG, INC.
  AND TCI OF PIEDMONT, INC.
  Independent Auditors' Report..........................................            111
  Combined Balance Sheet as of December 31, 1995........................            112
  Combined Statements of Operations and Accumulated Deficit for the
    period from January 27, 1995 to December 31, 1995 and for the
    period from January 1, 1996 to July 30, 1996........................            113
  Combined Statements of Cash Flows for the period from January 27,
    1995 to December 31, 1995 and for the period from January 1,
    1996 to July 30, 1996...............................................            114
  Notes to Combined Financial Statements................................            115

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of InterMedia Capital Partners IV, L.P.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of InterMedia Capital Partners IV, L.P. and its subsidiaries (the "Company") at December 31, 1997 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Francisco, California
March 19, 1999

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                     1997          1998
                                                                                  ----------    ---------
ASSETS
Cash and cash equivalents . . .................................................   $    6,388    $   2,236
Accounts receivable, net of allowance for doubtful accounts of
         $1,685 and $1,995, respectively.......................................       23,163       22,716
Escrowed investments held to maturity..........................................       29,359       30,923
Interest receivable on escrowed investments....................................        1,418          791
Receivable from affiliate......................................................          686        7,086
Prepaids ......................................................................          599          695
Other current assets...........................................................          359          217
                                                                                  ----------    ---------
         Total current assets..................................................       61,972       64,664
Escrowed investments held to maturity..........................................       31,148
Intangible assets, net.........................................................      550,726      507,500
Property and equipment, net....................................................      310,455      340,028
Deferred income taxes..........................................................       14,221       12,598
Other non-current assets.......................................................        2,242        3,867
                                                                                  ----------    ---------
         Total assets..........................................................   $  970,764    $ 928,657
                                                                                  ==========    ---------

LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt..............................................   $             $     500
Accounts payable and accrued liabilities.......................................       32,708       29,507
Payable to affiliates..........................................................        3,813        4,702
Deferred revenue...............................................................       15,856       18,946
Accrued interest...............................................................       22,076       17,958
                                                                                  ----------    ---------
         Total current liabilities.............................................       74,453       71,613
Deferred channel launch revenue................................................        4,154        6,485
Long-term debt.................................................................      876,500      884,000
Other non-current liabilities..................................................          131        1,247
                                                                                  ----------    ---------
         Total liabilities.....................................................      955,238      963,345
                                                                                  ----------    ---------

Commitments and contingencies

Minority interest

Mandatorily redeemable preferred shares........................................       13,239       14,184

PARTNERS' CAPITAL
Preferred limited partnership interest.........................................       24,888       24,888
Junior preferred limited partnership interest..................................                    (1,423)
General and limited partners' capital..........................................      (20,751)     (70,487)
Note receivable from partner...................................................       (1,850)      (1,850)
                                                                                  ----------    ---------
         Total partners' capital...............................................        2,287      (48,872)
                                                                                  ----------    ---------
         Total liabilities and partners' capital...............................   $  970,764    $ 928,657
                                                                                  ==========    =========


         See accompanying notes to the consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                               -------------------------------------------
                                                                  1996            1997             1998
                                                               -----------     ----------       ----------
REVENUES
Basic and cable services.................................     $     73,392      $ 171,622       $  192,256
Pay service..............................................           17,932         41,054           40,055
Other service............................................           15,093         38,995           45,521
                                                              ------------      ---------       ----------
                                                                   106,417        251,671          277,832
                                                              ------------      ---------       ----------
Costs and expenses
Program fees.............................................           22,881         53,903           62,423
Other direct expenses....................................           13,148         26,529           26,973
Selling, general and administrative expenses.............           20,337         48,334           52,483
Management and consulting fees...........................            1,558          3,350            3,350
Depreciation and amortization............................           64,707        130,428          142,608
                                                              ------------      ---------       ----------
                                                                   122,631        262,544          287,837
                                                              ------------      ---------       ----------
Loss from operations.....................................          (16,214)       (10,873)         (10,005)
                                                              ------------      ---------       ----------
OTHER INCOME (EXPENSE):
   Interest and other income.............................            6,398          5,148            3,740
   Gain on sale/exchange of cable systems................                          10,006           42,113
   Gain on sale of investments...........................              286
   Interest expense......................................          (37,742)       (78,185)         (78,107)
   Other expense.........................................           (1,216)          (853)          (6,607)
                                                              ------------      ---------       ----------
                                                                   (32,274)       (63,884)         (38,861)
                                                              ------------      ---------       ----------
Loss before income tax benefit, extraordinary
   item and minority interest............................          (48,488)       (74,757)         (48,866)
Income tax benefit (expense).............................            2,596          4,026           (1,623)
                                                              ------------      ---------       ----------
Net loss before extraordinary item and minority
   interest..............................................          (45,892)       (70,731)         (50,489)
Extraordinary gain on early extinguishments of
   debt, net of tax......................................           18,483
Minority interest........................................             (320)          (882)            (945)
                                                              ------------      ---------       ----------
Net loss.................................................          (27,729)       (71,613)         (51,434)

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on available-for-sale
   securities............................................                                              275
                                                              ------------      ---------       ----------
Comprehensive loss.......................................     $    (27,729)     $ (71,613)      $  (51,159)
                                                              ============      =========       ==========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                      JUNIOR
                                         PREFERRED   PREFERRED
                                         LIMITED     LIMITED        GENERAL       LIMITED         NOTES
                                         PARTNER     PARTNER        PARTNER       PARTNERS       RECEIVABLE      TOTAL
                                         -------     --------      ---------      ---------      --------      ---------
Balance at December 31, 1995             $   (43)    $             $      (7)     $    (575)     $             $    (625)

Cash Contributions ................                                    1,913        188,637                      190,550
Notes receivable from
  General Partner .................                                    1,850                       (1,850)
In-kind contributions,
 historical cost basis ............                                                 237,805                      237,805
Conversion of GECC debt
  to equity .......................       25,000                                     11,667                       36,667
Allocation of RMG's and
 IPWT's historical
 equity balances ..................                                   (2,719)      (239,368)                    (242,087)
Distribution ......................                                                (119,775)                    (119,775)
Syndication costs .................          (69)                        (10)          (911)                        (990)
Net loss ..........................                                     (311)       (27,418)                     (27,729)
                                         -------     --------      ---------      ---------      --------      ---------

Balance at December 31, 1996.......       24,888                         716         50,062        (1,850)        73,816

Cash contributions ................                                       84                                          84
Transfer and conversion
 of General Partner
 Interest to Limited
 Partner Interest .................                                     (799)           799
Net loss ..........................                                       (1)       (71,612)                     (71,613)
                                         -------     --------      ---------      ---------      --------      ---------

Balance at December 31, 1997.......       24,888                                    (20,751)       (1,850)         2,287

Conversion of Limited Partner
 Interest to Junior Preferred
 Limited Partner Interest .........                    (1,423)                        1,423
Net loss ..........................                                                 (51,434)                     (51,434)
Other comprehensive income ........                                                     275                          275
                                         -------     --------      ---------      ---------      --------      ---------

Balance at December 31, 1998.......      $24,888     $ (1,423)     $              $ (70,487)     $ (1,850)     $ (48,872)
                                         =======     ========      =========      =========      ========      =========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           FOR THE YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     1996          1997         1998
                                                                                  ----------    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...................................................................   $  (27,729)   $ (71,613)      $ (51,434)
    Minority interest..........................................................          320          882             945
    Loss on disposal of fixed assets...........................................          324          263           6,050
    Depreciation and amortization..............................................       65,905      131,830         144,159
    Gain on sale of investment.................................................         (286)
    Gain on sale/exchange of cable systems.....................................                   (10,006)        (42,113)
    Extraordinary gain on early extinguishments of
     debt, net of tax..........................................................      (18,483)
    Changes in assets and liabilities:
       Accounts receivable.....................................................       (2,798)      (5,569)            460
       Receivable from affiliate...............................................          151          237          (6,400)
       Prepaids................................................................       (1,922)       2,169             (96)
       Interest receivable.....................................................       (2,633)         776             627
       Other current assets....................................................            8         (127)            142
       Deferred income taxes...................................................       (2,596)      (4,311)          1,623
       Other non-current assets................................................          379         (776)           (294)
       Accounts payable and accrued liabilities................................        4,826        4,395          (1,702)
       Payable to affiliates...................................................        1,531          405             889
       Deferred revenue........................................................          394        2,977           2,429
       Accrued interest........................................................       20,322        1,754          (4,118)
       Deferred channel launch revenue.........................................                     5,280           2,992
       Other non-current liabilities...........................................          (16)          61           1,116
                                                                                  ----------    ---------       ---------
    Cash flows from operating activities.......................................       37,697       58,627          55,275
                                                                                  ----------    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of cable systems, net of cash acquired...........................     (415,806)
    Proceeds from sale/exchange of cable systems...............................                    11,157             736
    Purchase of RMG Class A Common Stock.......................................         (329)
    Property and equipment.....................................................      (38,167)    (129,573)        (95,212)
    Intangible assets..........................................................          (37)      (1,041)         (1,479)
    Notes receivable...........................................................      (15,000)
    Purchases of escrowed investments..........................................      (88,755)
    Proceeds from maturity of escrowed investments.............................                    28,248          29,584
    Purchase of investment available for sale .................................                                    (1,056)
    Proceeds from sale of investment...........................................        1,081
                                                                                  ----------    ---------       ---------
    Cash flows from investing activities.......................................     (557,013)     (91,209)        (67,427)
                                                                                  ----------    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt...............................................      850,000       30,500           8,000
    Repayment of long-term debt................................................     (369,504)
    Call premium and other fees on early extinguishment of debt................       (4,716)
    Contributed capital........................................................      190,550           84
    Partner distribution.......................................................     (119,775)
    Debt issue costs...........................................................      (17,479)        (384)
    Syndication costs..........................................................         (990)
                                                                                  ----------    ---------       ---------
    Cash flows from financing activities.......................................      528,086       30,200           8,000
                                                                                  ----------    ---------       ---------
Net change in cash.............................................................        8,770       (2,382)         (4,152)
Cash and cash equivalents, beginning of period.................................                     8,770           6,388
                                                                                  ----------    ---------       ---------
Cash and cash equivalents, end of period.......................................   $    8,770    $   6,388       $   2,236
                                                                                  ==========    =========       =========


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

         As of December 31, 1998, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                BASIC            HOMES
                                             SUBSCRIBERS         PASSED
                                             -----------         ------
                                                     (UNAUDITED)
Nashville/Mid-Tennessee Cluster.....         337,697           536,567
Greenville/Spartanburg Cluster......         147,419           244,032
Knoxville/East Tennessee Cluster....         105,513           152,164
                                             -------           -------
          Total.....................         590,629           932,763
                                             =======           =======


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

         ICP-IV is the successor partnership to IP-IV. Upon formation of ICP-IV, the previous general and limited partners of IP-IV became the general and limited partners of ICP-IV. Simultaneously, ICP-IV became the 99.99% limited partner of IP-IV. InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV, is the .01% general partner of IP-IV. (See Note 13--Related Party Transactions.)

         The Company's acquisitions of its cable television systems were structured as leveraged transactions and a significant portion of the assets acquired are intangible assets which are being amortized over one to twelve years. Therefore, as was planned, the Company has incurred substantial book losses. Of the total cumulative loss before income tax benefit, extraordinary items and minority interest of $172,111, non-cash charges have aggregated $306,418. These charges consist of $136,872 of depreciation of property and equipment, $205,022 of amortization of intangible assets, predominately related to franchise rights and goodwill, and $6,637 of loss on disposal of fixed assets, offset by a $42,113 gain on exchange of cable systems.

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

         Property and equipment

         Additions to property and equipment, including new customer installations, are recorded at cost. Self constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Gains and losses on disposal of property and equipment are included in the Company's statement of operations when the assets are sold or retired from service.

         Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                            YEARS
                                                            -----
               Cable television plant.............          5--10
               Buildings and improvements.........             10
               Furniture and fixtures.............           3--7
               Equipment and other................          3--10


         Intangible assets

         The Company has franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized over the lesser of the remaining lives of the franchises or the base twelve-year term of ICP-IV which expires on December 31, 2007. Remaining franchise lives range from one to eighteen years.

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

         Allocation of profits and losses

         Profits and losses are allocated in accordance with the provisions of ICP-IV's amended and restated partnership agreement, dated August 5, 1997, generally as follows:

                  Losses are allocated first to the partners other than the preferred and the junior preferred limited partners, and thereafter to the preferred and the junior preferred limited partners, in each case to the extent of and in accordance with relative capital contributions; second, to the partners which loaned money to the Partnership to the extent of and in accordance with relative loan amounts; and third, to the partners in accordance with relative capital contributions.

                  Profits are allocated first to the preferred and the junior preferred limited partners in an amount sufficient to yield an 11.75% and a 12.75% return, respectively, compounded semi-annually and annually, respectively, on its capital contributions; second, to the partners which loaned money to the Partnership to the extent of and proportionate to previously allocated losses relating to such loans; third, among the partners, other than the preferred and the junior preferred limited partners, in accordance with relative capital contributions, in an amount sufficient to yield a pre-tax return of 15% per annum on their capital contributions; and fourth, 20% to a certain limited partner and 80% to the limited and general partners, other than the preferred and the junior preferred limited partners, in accordance with relative capital contributions.

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

         Reclassifications

         Certain amounts in the 1997 statement of cash flows have been reclassified to conform to the 1998 presentation.

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

                  Escrowed investments: The fair value of the escrowed investments held to maturity is based on quoted market prices (see Note 4--Escrowed Investments Held to Maturity).

                  Long-term debt: The fair value of the Company's borrowings under the bank term loan and revolving credit facility are estimated based on the borrowing rates currently available to the Company for obligations with similar terms. The fair value of the senior notes is based on recent trading prices (see Note 9--Long-term Debt).

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3.       ACQUISITIONS, SALE AND EXCHANGE OF CABLE PROPERTIES

         Acquisitions

         On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV. (See Note 13--Related Party Transactions.) The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

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

         Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of $119,775 of debt which was simultaneously repaid by the Company with proceeds from the Financing. The cash paid of $119,775 for debt assumed has been recorded as a distribution to TCI in the accompanying consolidated financial statements. On March 31, 1998, TCI converted 5.4% of its limited partner interest in ICP-IV into a $26,458 junior preferred limited partner interest in ICP-IV with a preferred return of 12.75% compounded annually and senior in priority to the limited partner interest, other than the preferred limited partner interest. The conversion of the 5.4% limited partner interest was recorded at book value at March 31, 1998. After giving effect to the conversion, TCI owns a 49.6% non-preferred limited partner interest in ICP-IV, including a 3.8% limited partner interest held by InterMedia Partners, a California limited partnership ("IP") and a 1.2% limited partner interest held by ICM-IV. Effective January 2, 1998, TCI owns a 99.999% limited partner interest in IP, and effective August 5, 1997, TCI owns a 99.997% limited partner interest in ICM-IV. (See Note 13--Related Party Transactions.)

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


            Current assets.........................  $   19,368
            Property and equipment.................     107,504
            Franchise rights.......................     270,593
            Goodwill ..............................      59,532
            Other non-current assets...............       8,124
                                                     ----------
                     Total assets..................  $  465,121
                                                     ==========

            Current liabilities....................  $   33,283
            Long-term debt.........................     543,434
            Other non-current liabilities..........          87
                                                     ----------
                     Total liabilities.............     576,804
                                                     ----------
            Mandatorily redeemable preferred stock.      12,000
            Minority interest......................          37
            Total equity...........................    (123,720)
                                                     ----------

                     Total liabilities and equity..  $  465,121
                                                     ==========

         On May 8, 1996, the Company acquired the Houston, Texas cable television assets of Prime Cable ("the Prime Houston System") with the intent of exchanging with TCI the Prime Houston System for cable television systems of Viacom serving approximately 147,600 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System"). The purchase price for the Prime Houston System of approximately $300,000 was financed entirely with non-recourse debt from TCI Communications, Inc. ("TCIC"), a wholly owned subsidiary of TCI, and Bank of America which was repaid with the proceeds from the Financing. As was planned, on July 31, 1996, TCI and TCIC consummated the acquisition of all of Viacom's cable television systems including the Nashville System. On August 1, 1996, the Company acquired the Nashville System in exchange for the Prime Houston System and cash equal to the difference between the fair market values of the systems. The aggregate purchase price of the Nashville System pursuant to the exchange was $315,333. TCI managed the Prime Houston System during the Company's ownership period, and, under the terms of the exchange agreement, the Company was obligated to sell to TCIC and TCIC was obligated to purchase the Prime Houston System from the Company for an amount in cash sufficient to repay the outstanding balances of the TCIC and bank loans in the event that TCI had been unable to complete the Viacom acquisition by October 1, 1996. Under the terms of the various agreements with TCI, the Company could not dispose of and did not have effective control over the use of the Prime Houston assets, and there was no economic effect to the Company from the Prime Houston assets during the Company's ownership of the Prime Houston System. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the exchange.

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

         Total acquisition costs of the Nashville System and the Miscellaneous Tennessee Acquisitions are as follows:

Cash paid to sellers, net of liabilities assumed      $  415,390
Other acquisition costs...........................         2,644
                                                      ----------
         Total acquisition costs..................    $  418,034
                                                      ==========

         The Company's allocation of acquisition costs for the Nashville System and the Miscellaneous Tennessee Acquisitions is as follows:

Current assets.........................  $    8,454
Property and equipment.................      90,421
Franchise rights.......................     306,607
Goodwill ..............................      21,583
Other non-current assets...............         376
                                         ----------
         Total assets..................     427,441
Current liabilities....................       9,407
                                         ----------
         Net assets acquired...........  $  418,034
                                         ==========

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


         Sale

         On December 5, 1997, the Company sold its cable television assets serving approximately 7,400 basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain, calculated as follows:

                  Proceeds from sale.....................................    $11,212
                  Net book value of assets sold..........................     (1,206)
                                                                             -------
                  Gain on sale...........................................    $10,006
                                                                             =======


         Exchange

         On December 31, 1998, the Company exchanged certain of its cable system assets located in and around central and eastern Tennessee ("Exchanged Assets"), serving approximately 16,000 basic subscribers, for cable system assets located in and around eastern and western Tennessee, serving approximately 15,500 basic subscribers, and cash of $736.

         The cable system assets received have been recorded at fair market value, allocated as follows:

                           Property and equipment               $    9,478
                           Franchise rights                         37,898
                                                                ----------
                              Total                             $   47,376
                                                                ==========

The exchange resulted in a gain of $42,113, calculated as the difference between the fair value of the assets received and the net book value of the Exchanged Assets, plus net proceeds received of $736.

4.       ESCROWED INVESTMENTS HELD TO MATURITY

         The Company's escrowed investments (see Note 9--Long-term Debt) held to maturity consist of U.S. Treasury Notes with fair value amounts and maturities as follows:


                                                       DECEMBER 31,
                                  ------------------------------------------------------
                                            1997                          1998
                                  ------------------------      ------------------------
                                   CARRYING      ESTIMATED       CARRYING     ESTIMATED
                                     VALUE      FAIR VALUE        VALUE       FAIR VALUE
                                  ----------    ----------      ----------    ----------
Matures within 1 year............ $   29,359    $   29,805      $   30,923    $   31,584
Matures between 1 and 2 years....     31,148        31,552
                                  ----------    ----------      ----------    ----------
         Total................... $   60,507    $   61,357      $   30,923    $   31,584
                                  ==========    ==========      ==========    ==========


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                              DECEMBER 31,
                                       -------------------------
                                          1997          1998
                                       -----------   -----------
Franchise rights...................... $   577,921   $   614,202
Goodwill..............................      78,828        78,129
Debt issue costs......................      17,863        17,863
Other.................................         614         1,900
                                       -----------   -----------
                                           675,226       712,094
Accumulated amortization..............    (124,500)     (204,594)
                                       -----------   -----------
                                       $   550,726   $   507,500
                                       ===========   ===========

6.       PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following:

                                              DECEMBER 31,
                                       -------------------------
                                          1997          1998
                                       -----------   -----------
Land.................................. $     3,204   $     3,194
Cable television plant................     251,034       397,954
Data services equipment...............          97         6,961
Buildings and improvements............       3,369         4,074
Furniture and fixtures................       3,595         4,894
Equipment and other...................      16,948        15,769
Construction in progress..............     101,368        26,177
                                       -----------   -----------
                                           379,615       459,023
Accumulated depreciation..............     (69,160)     (118,995)
                                       -----------   -----------
                                       $   310,455   $   340,028
                                       ===========   ===========

7.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                             DECEMBER 31,
                                       -------------------------
                                          1997          1998
                                       -----------   -----------

Accounts payable...................... $     3,969   $     1,789
Accrued program costs.................       2,442         3,170
Accrued franchise fees................       5,636         6,647
Accrued copyright fees................       1,089           618
Accrued capital expenditures..........       8,060         6,524
Accrued payroll costs.................       2,640         2,346
Accrued property and other taxes......       3,174         1,850
Other accrued liabilities.............       5,698         6,563
                                       -----------   -----------
                                       $    32,708   $    29,507
                                       ===========   ===========


8.       CHANNEL LAUNCH REVENUE

         During the years ended December 31, 1997 and 1998, the Company received payments of $8,014 and $4,444, respectively, from certain programmers to launch and promote their new channels. Also, during 1998 the Company recorded a receivable from a programmer, of which $1,594 remains outstanding at December 31, 1998, for the launch and promotion of its new channel. Of the total amount received, the Company recognized advertising revenue of $1,998 and $851 during the years ended December 31, 1997 and 1998, respectively, for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range between five and ten years. For the year ended December 31, 1997 and 1998, $1,487 and $1,617, respectively, was amortized and recorded as other service revenue.

9.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                         1997             1998
                                                                      ---------         ---------
         Bank revolving credit facility, $475,000 commitment
           as of December 31, 1998, interest currently at
           LIBOR plus 0.88% (6.06%) or ABR (7.75%) payable
           quarterly, matures July 1, 2004....................        $ 364,500         $ 373,000
         Bank term loan; interest at LIBOR plus 1.75%
           (6.88%) payable quarterly, matures
           January 1, 2005....................................          220,000           219,500
         11 1/4% senior notes, interest payable semi-annually,
           due August 1, 2006.................................          292,000           292,000
                                                                      ---------         ---------
                                                                        876,500           884,500
         Less current portion of long-term debt...............                               (500)
                                                                      ---------         ---------
         Long-term debt ......................................        $ 876,500         $ 884,000
                                                                      =========         =========


         The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At December 31, 1998, the interest rates were 6.00%, 6.06%, 6.50% and 7.75% on borrowings of $181,000, $182,000, $6,000 and $4,000, respectively, outstanding under the revolving credit facility.

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

         The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1997 and 1998, the fair market value of the interest rate swaps was $(2,198) and $(4,217), respectively.

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

         As of December 31, 1997 and 1998, ICP-IV has $61,925 and $31,714,
respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

         Annual maturities of long-term debt at December 31, 1998 are as follows:

1999 ..............................  $     500
2000 ..............................      1,000
2001 ..............................     54,000
2002 ..............................     83,500
2003 ..............................     96,000
Thereafter ........................    649,500
                                     ---------
                                     $ 884,500
                                     =========

         Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 and 1998 are $324,500 and $327,040, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1998 approximate their fair value.

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

         Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996, 1997 and 1998. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Company's financial position or results of operations.

         Many aspects of regulations at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC continues to conduct rulemaking proceedings to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Company.

12.      COMMITMENTS AND CONTINGENCIES

         The Company is committed to provide cable television services under franchise agreements with remaining terms of up to eighteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

         Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

         The Company has been named in purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems owned by the Company charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by the Company's cable systems in the States of Tennessee, South Carolina and Georgia are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are either at the early stages of the litigation process or are subject to a case management order that sets forth a process leading to mediation. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

         Under existing Tennessee laws and regulations, the Company pays an Amusement Tax in the form of a sales tax on programming service revenues generated in Tennessee in excess of charges for the basic and expanded basic levels of service. Under the existing statute, only the service charges or fees in excess of the charges for the "basic cable" television service package are exempt from the Amusement Tax. Related regulations clarify the definition of basic cable to include two tiers of service, which the Company's management and other operators in Tennessee have interpreted to mean both the basic and expanded basic level of services.

         The Tennessee Department of Revenue ("TDOR") has proposed legislation which would replace the Amusement Tax under the existing statute with a new sales tax on all cable service revenues in excess of twelve dollars per month. The new tax would be computed at a rate approximately equal to the existing effective tax rate.

         Unless the Company and other cable operators in Tennessee support the proposed legislation, the TDOR has suggested that it would assess additional taxes on prior years' expanded basic service revenues. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it.

         The Company's management believes it has made a valid interpretation of the current Tennessee statute and regulations and that it has properly determined and paid all sales taxes due. The Company further believes that the legislative history of the current statute and related regulations, as well as the TDOR's history of not making assessments based on audits of prior periods, support the Company's interpretation. The Company and other cable operators in Tennessee are aggressively defending their past practices on calculation and payment of the Amusement Tax and are discussing with the TDOR modifications to their proposed legislation which would clarify the statute and would minimize the impact of such legislation on the Company's results of operations.

         The Company is subject to other claims and litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial position or results of operations.

         The Company has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1998 for the next five years and thereafter under these leases are as follows:

1999.........................        $  529
2000.........................           449
2001.........................           415
2002.........................           369
2003.........................           331
Thereafter...................         1,266
                                     ------
                                     $3,359
                                     ======


         Rent expense, including pole rental agreements, was $2,157, $4,564 and $4,575 for the years ended December 31, 1996, 1997 and 1998, respectively.

13.      RELATED PARTY TRANSACTIONS

         InterMedia Management, Inc. ("IMI") is the managing member of ICM-IV LLC, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $3,036, $6,310 and $5,821 for the years ended December 31, 1996, 1997 and

1998, respectively. Receivable from affiliates at December 31, 1997 and 1998 includes $686 and $179, respectively, of advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf ICP-IV's subsidiaries.

         Effective January 1, 1998, IMI also provides certain management services to ICP-IV and its subsidiaries for a per annum fee of $3,350, of which IMI will defer 20% per annum, payable in each following year, in order to support the Company's debt. Prior to January 1, 1998, ICM-IV provided such management services to the Company for the same per annum fee of $3,350.

         On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

         As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease. Programming fees charged by the TCI subsidiary for the years ended December 31, 1996, 1997 and 1998 amounted to $17,538, $41,128 and $46,925, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,556 and $4,032 at December 31, 1997 and 1998, respectively.

         On January 1, 1998 an affiliate of TCI entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, TCI will be entitled to varying percentage shares of the incremental growth in annual cash flow from advertising sales above specified targets. Management fees charged by the TCI subsidiary for the year ended December 31, 1998 amounted to $562. Receivable from affiliates at December 31, 1998 includes $6,907 of receivables from TCI for advertising sales.

         On April 1, 1996, InterMedia Partners of Tennessee, L.P. ("IPTN"), a subsidiary of IP-IV, loaned $15.0 million to RMH. Interest income for the year ended December 31, 1996 includes $445 which IPTN earned on the note prior to the Company's purchase of RMH on July 30, 1996. As of December 31, 1997 and 1998 the note balance outstanding including accrued interest has been eliminated in consolidation.

14.      INCOME TAXES

         Income tax (expense) benefit is included in the consolidated financial statements as follows:

                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                               1996            1997           1998
                                           ------------   -------------   -----------
Continuing operations....................  $      2,596   $       4,026   $    (1,623)
Extraordinary loss (see Note 15).........         1,790
                                           ------------   -------------   -----------
                                           $      4,386   $       4,026   $    (1,623)
                                           ============   =============   ===========

         Income tax (expense) benefit consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                               1996            1997           1998
                                           ------------   -------------   -----------
Current federal..........................  $              $        (285)  $
Deferred federal.........................         4,257           3,813        (1,454)
Deferred state...........................           129             498          (169)
                                           ------------   -------------   -----------
                                           $      4,386   $       4,026   $    (1,623)
                                           ============   =============   ===========

         Deferred income taxes relate to temporary differences as follows:

                                                   DECEMBER 31,
                                           ----------------------------
                                               1997            1998
                                           ------------   -------------
Property and equipment...................  $     (6,786)  $      (7,258)
Intangible assets........................        (8,336)        (12,930)
                                           ------------   -------------
                                                (15,122)        (20,188)
Loss carryforward--federal ..............        29,058          31,547
Loss carryforward--state.................                           297
Other ...................................           285             942
                                           ------------   -------------
                                           $     14,221   $      12,598
                                           ============   =============

         At December 31, 1998, RMG had net operating loss carryforwards for federal income tax purposes aggregating $92,785 which expire through 2018. RMG is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in RMG, management does not believe that the recapitalization of RMG and the partial sale of the recapitalized equity to ICP-IV will impair RMG's ability to utilize its net operating loss carryforwards.

         The Company's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of RMG's net assets, management believes it is more likely than not that the deferred tax assets related to unexpired net operating losses will be realized.

         A reconciliation of the tax benefit (expense) computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:


                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                               1996            1997           1998
                                           ------------   -------------   -----------
Tax benefit at federal statutory rate....  $     10,810   $      25,417   $    16,614
Partnership losses exempt from income
   taxes.................................        (5,287)        (20,963)      (15,988)
State taxes, net of federal benefit......           127             498            73
Goodwill amortization....................        (1,209)         (2,056)       (2,309)
Realization of acquired tax benefit......                           346
Other....................................           (55)            784           (13)
                                           ------------   -------------   -----------
                                           $      4,386   $       4,026   $    (1,623)
                                           ============   =============   ===========


15.      EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT

         As described in Note 3 - Acquisitions, Sale and Exchange of Cable Properties, in connection with the Company's acquisition of a majority of the voting interest in RMH, the Company assumed approximately $331,450 of long-term debt, which was repaid with the proceeds from the Financing. The repayment of RMH's long-term debt resulted in call premium and fees associated with the defeasance of the debt. Costs associated with the prepayment of the debt resulted in an extraordinary loss on early extinguishment of debt of $2,926, net of tax benefit of $1,790.

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

16.      SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         During the years ended December 31, 1996, 1997 and 1998, the Company paid interest of $16,222, $75,029 and $80,674, respectively.

         As described in Note 3, during 1996 the Company acquired several cable television systems located in Tennessee and Georgia. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired................................    $    418,987
Liabilities assumed, net of current assets...................            (953)
Cash acquired in connection with RMH and IPWT
  acquisitions...............................................          (2,228)
                                                                 ------------
Net cash paid................................................    $    415,806
                                                                 ============

         In connection with the Company's sale of its cable television assets located in Royston and Toccoa, Georgia in December 1997, as described in Note 3--Acquisitions, Sale and Exchange of Cable Properties, net cash proceeds received were as follows:

Proceeds from sale.......................................         $ 11,212
Receivable from buyer ...................................             (55)
                                                                  --------
   Net proceeds received from buyer .....................         $ 11,157
                                                                  ========


         In connection with the exchange of certain cable assets in and around central and eastern Tennessee on December 31, 1998, as described in Note 3, the Company received cash of $736.

17.      EMPLOYEE BENEFIT PLAN

         The Company participates in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least six months of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Company's matching contributions under such Plan are at the rate of 50% of the employee's contributions, up to a maximum of 5% of compensation.

18.      SUBSEQUENT EVENT

         Pending Sales and Exchange

         In January 1999 the Company executed a letter of intent with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers as of December 31, 1998, in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers as of December 31, 1998 in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers, located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also in January 1999 the Company received consents from the preferred and limited partners of ICP-IV, which gave the Company the right to proceed with negotiating the Charter Transactions and which provide for payment of cash distributions to the preferred and limited partners, other than TCI, of approximately $550 million, for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions, including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents.

         Assuming consummation of the Charter Transactions, expected net proceeds from the Charter Transactions combined with cash flows from operations will not be sufficient to meet the Company's obligations under its Bank Facility and the Notes and its obligations to make the Final Equity Distributions. Upon consummation of the Charter Transactions and the Final Equity Distributions, TCI will own 99.999% of the partner interests in the Company. It is the understanding of the Company's management that TCI will address the Company's on-going liquidity needs after the closing of the Charter Transactions and the Final Equity Distributions.

         Total net book value of property and equipment and intangible assets, and total revenues of RMG and the cable television systems to be sold pursuant to the Charter Transactions were approximately $291,000 and $126,000 as of and for the year ended December 31, 1998, respectively. The Company expects to record a significant gain on the sale and exchange of assets and the sale of RMG's Class A Common Stock.

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



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                         PREVIOUSLY AFFILIATED ENTITIES

                             COMBINED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                        DECEMBER 31,
                                                                            1995
                                                                       --------------
ASSETS
Cash and cash equivalents............................................  $        4,883
Accounts receivable, net of allowance for doubtful accounts of
  $853...............................................................           8,330
Receivable from affiliates...........................................             303
Prepaids.............................................................             391
Inventory............................................................           2,940
Other current assets.................................................             223
                                                                       --------------
      Total current assets...........................................          17,070
Intangible assets, net...............................................         468,713
Property and equipment, net..........................................         102,668
Investments..........................................................             795
Other assets.........................................................           1,248
                                                                       --------------
      Total assets...................................................  $      590,494
                                                                       ==============

LIABILITIES AND EQUITY
Current portion of long-term debt....................................  $        4,043
Accounts payable and accrued liabilities.............................          10,692
Deferred revenue.....................................................           3,963
Payable to affiliates................................................           2,124
Accrued interest.....................................................          10,086
                                                                       --------------
      Total current liabilities......................................          30,908
Long-term debt.......................................................         407,176
Deferred income taxes................................................         115,161
                                                                       --------------
      Total liabilities..............................................         553,245
                                                                       --------------
Commitments and contingencies
Equity...............................................................          37,249
                                                                       --------------

      Total liabilities and equity...................................  $      590,494
                                                                       ==============



          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                         PERIOD FROM
                                                          FOR THE YEAR ENDED             JANUARY 1,
                                                             DECEMBER 31,                  1996 TO
                                                     ----------------------------         JULY 30,
                                                         1994            1995               1996
                                                     ------------    ------------      ---------------
Basic and cable services...........................  $     52,829    $     85,632      $        56,658
Pay services.......................................        12,043          23,942               14,185
Other services.....................................         8,177          19,397               10,297
                                                     ------------    ------------      ---------------
                                                           73,049         128,971               81,140
                                                     ------------    ------------      ---------------
Program fees.......................................        13,189          24,684               17,080
Other direct expenses..............................         9,823          16,851               10,177
Depreciation and amortization......................        68,216          70,154               36,507
Selling, general and administrative expenses.......        15,852          30,509               20,543
Management and consulting fees.....................           585             815                  398
                                                     ------------    ------------      ---------------
                                                          107,665         143,013               84,705
                                                     ------------    ------------      ---------------
Loss from operations...............................       (34,616)        (14,042)              (3,565)
                                                     ------------    ------------      ---------------
Other income (expense):
   Interest and other income.......................         1,442           1,172                  209
   Gain (loss) on disposal of fixed assets.........        (1,401)            (63)                 (14)
   Interest expense................................       (44,278)        (48,835)             (47,545)
   Other expense...................................          (194)           (644)                (123)
                                                     ------------    ------------      ---------------
                                                          (44,431)        (48,370)             (47,473)
                                                     ------------    ------------      ---------------
Loss before income tax benefit.....................       (79,047)        (62,412)             (51,038)
Income tax benefit.................................        19,020          17,502               14,490
                                                     ------------    ------------      ---------------
Net loss...........................................  $    (60,027)   $    (44,910)     $       (36,548)
                                                     ============    ============      ===============


          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                     COMBINED STATEMENT OF CHANGES IN EQUITY
                             (DOLLARS IN THOUSANDS)


Balance at December 31, 1993..........................................................  $     (129,800)
Capital contributions to InterMedia Partners of West Tennessee, L.P...................          22,850
Net loss..............................................................................         (60,027)
                                                                                        --------------

Balance at December 31, 1994..........................................................        (166,977)

January 27, 1995 combining with TCI of Greenville, Inc., TCI of
   Spartanburg, Inc. and TCI of Piedmont, Inc.........................................         249,136
Net loss..............................................................................         (44,910)
                                                                                        --------------

Balance at December 31, 1995..........................................................          37,249
Capital contribution to TCI of Greenville, Inc., TCI of Spartanburg, Inc. and TCI
   of Piedmont, Inc...................................................................           9,449
Net loss..............................................................................         (36,548)
                                                                                        --------------


Balance July 30, 1996.................................................................  $       10,150
                                                                                        ==============




          See accompanying notes to the combined financial statements.

                         PREVIOUSLY AFFILIATED ENTITIES

                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                         PERIOD FROM
                                                                                         JANUARY 1,
                                                          FOR THE YEAR ENDED               1996 TO
                                                             DECEMBER 31,                 JULY 30,
                                                         1994            1995               1996
                                                     ------------    ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................  $    (60,027)   $    (44,910)     $       (36,548)
   Adjustments to reconcile net loss to cash
     flows from operating activities:
     Depreciation and amortization.................        68,644          70,278               36,585
     Loss on sale of note receivable...............                           376
     Loss (gain) on disposal of fixed assets.......         1,401              63
     Deferred income taxes.........................       (19,020)        (17,601)              (8,084)
     Changes in assets and liabilities:
       Accounts receivable.........................          (455)           (282)                (345)
       Receivable from affiliates..................         8,148              80                 (124)
       Interest receivable.........................          (726)          2,569
       Prepaids....................................             7             (39)                 (94)
       Inventory...................................          (216)         (1,221)              (2,290)
       Other assets................................           177            (212)                (164)
       Accounts payable and accrued liabilities....           116           2,589                  610
       Cash overdraft..............................                                                 35
       Deferred revenue............................           202             163                   98
       Payable to affiliates.......................         1,531            (317)                (834)
       Accrued interest............................           106          (3,429)               2,986
                                                     ------------    ------------      ---------------
Cash flows from operating activities...............          (112)          8,107               (8,169)
                                                     ------------    ------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.............       (12,432)        (26,301)             (18,588)
   Proceeds from the sale of property and
     equipment.....................................                            44
   Investments.....................................          (414)           (360)
   Collections and proceeds from sale of notes
     receivable....................................        17,764           2,624
   Other assets and intangibles....................           (47)           (621)                (149)
                                                     ------------    ------------      ---------------
Cash flows from investing activities...............         4,871         (24,614)             (18,737)
                                                     ------------    ------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Activity on revolving credit note payable.......        (2,600)         11,600                 (200)
   Note payable to affiliate.......................                                             15,000
   Repayment on long-term debt.....................       (22,073)
   Capital contributions...........................        20,050           6,484                9,449
   Debt issue costs................................          (161)            (18)
                                                     ------------    ------------      ---------------
Cash flows from financing activities...............        (4,784)         18,066               24,249
                                                     ------------    ------------      ---------------
Net change in cash and cash equivalents............           (25)          1,559               (2,657)
Cash and cash equivalents, beginning of period.....         3,275           3,324                4,883
                                                     ------------    ------------      ---------------
Cash and cash equivalents, end of period...........  $      3,250    $      4,883      $         2,226
                                                     ============    ============      ===============

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

         Depreciation is computed using the double-declining balance method over the following estimated useful lives for Holdings and IPWT:

                                                             YEARS
                                                             -----
Cable television plant....................................    5-10
Buildings and improvement.................................      10
Furniture and fixtures....................................     3-7
Equipment and other.......................................    3-10


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

         Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the system becomes doubtful. Each year, the Previously Affiliated Entities evaluate the recoverability of the carrying value of intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized cost of these assets.

         Accounts payable and accrued liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                                       DECEMBER 31,
                                                                           1995
                                                                       ------------
                           Accounts payable                             $    463
                           Accrued program costs                             358
                           Accrued franchise fees                          3,545
                           Other accrued liabilities                       6,326
                                                                        --------
                                                                        $ 10,692
                                                                        ========

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

3.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                                     1995
                                                                 ------------
          Franchise rights..................................      $  578,445
          Goodwill and other intangible assets..............         104,260
                                                                  ----------
                                                                     682,705
          Accumulated amortization..........................        (213,992)
                                                                  ----------
                                                                  $  468,713
                                                                  ==========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
             Land........................................      $   1,118
             Cable television plant......................        148,960
             Buildings and improvements..................            866
             Furniture and fixtures......................          1,683
             Equipment and other.........................         10,810
             Construction in progress....................          4,140
                                                               ---------
                                                                 167,577
             Accumulated depreciation....................        (64,909)
                                                               ---------
                                                               $ 102,668
                                                               =========

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

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                                     1995
                                                                 ------------
HOLDINGS:
  Revolving credit note payable, $30,000 commitment,
    interest at LIBOR plus 1.5% payable quarterly, due
    February 28, 1997......................................       $  25,000
  11 1/8% senior subordinated notes, interest payable
     semi-annually, due April 1, 1997......................         271,400
  11 5/8% subordinated debentures, interest payable
     semi-annually, due April 1, 1999......................          35,050

IPWT:
  GECC revolving credit; $7,000 commitment; interest
    payable quarterly at prime plus 1% or LIBOR plus 2%
    per annum; matures June 30, 2001.......................           2,000
  GECC term loans payable; interest payable quarterly at
    7% per annum on $27,000 and at prime plus 1% or
    LIBOR plus 2% per annum on $27,000;
    matures June 30, 2001..................................          54,000
  Debt restructuring credit................................          23,769
                                                                -----------
                                                                    411,219
  Less current portion.....................................           4,043
                                                                -----------
                                                                $   407,176
                                                                ===========


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

8.       EQUITY

         The combined equity of the Previously Affiliated Entities of $10,150, at July 30, 1996, consists of the following components:

                                                                                       ADDITIONAL
                                                                           COMMON        PAID-IN    ACCUMULATED
                  HOLDINGS:                                   STOCK        CAPITAL       DEFICIT       TOTAL
                  ---------                                ----------   -----------   -----------  ------------
                  Balance at December 31, 1993...........  $      100   $    10,498   $   (78,395) $    (67,797)
                  Net loss...............................                                 (46,588)      (46,588)
                                                           ----------   -----------   -----------  ------------
                  Balance at December 31, 1994...........         100        10,498      (124,983)     (114,385)
                  Net loss...............................                                 (37,729)      (37,729)
                                                           ----------   -----------   -----------  ------------
                  Balance at December 31, 1995...........         100        10,498      (162,712)     (152,114)
                  Net loss...............................                                 (19,767)      (19,767)
                                                           ----------   -----------   -----------  ------------
                  Balance at July 30, 1996...............  $      100   $    10,498   $  (182,479) $   (171,881)
                                                           ==========   ===========   ===========  ------------


                  IPWT:                                                    GENERAL       LIMITED
                                                                           PARTNER       PARTNER
                                                                        -----------   -----------
                  Balance at December 31, 1993.......................   $   (55,183)  $    (6,820)  $   (62,003)
                  Additional capital contributions...................        17,844         5,006        22,850
                  Adjustment to reallocate losses in connection
                    with the debt restructuring......................         5,519        (5,519)
                  Net loss...........................................       (10,765)       (2,674)      (13,439)
                                                                        -----------   -----------   -----------
                  Balance at December 31, 1994.......................       (42,585)      (10,007)      (52,592)
                  Net loss...........................................        (2,293)         (569)       (2,862)
                                                                        -----------   -----------   -----------
                  Balance at December 31, 1995.......................       (44,878)      (10,576)      (55,454)
                  Net loss...........................................        (2,701)         (671)       (3,372)
                                                                        -----------   -----------   -----------
                  Balance at July 30, 1996...........................   $   (47,579)  $   (11,247)  $   (58,826)
                                                                        ===========   ===========   -----------


                                                                            TCIC       ACCUMULATED
                  TCI GREENVILLE/SPARTANBURG:                            INVESTMENT      DEFICIT

                  Balance at January 27, 1995........................   $   242,652   $            $    242,652
                  Increase in TCIC contribution......................         6,484                       6,484
                  Net loss...........................................                      (4,319)       (4,319)
                                                                        -----------   -----------  ------------
                  Balance at December 31, 1995.......................   $   249,136   $    (4,319)      244,817
                  Increase in TCIC contribution......................         9,449                       9,449
                  Net loss...........................................                     (13,409)      (13,409)
                                                                        -----------   -----------  ------------
                  Balance at July 30, 1996...........................   $   258,585   $   (17,728)      240,857
                                                                        ===========   ===========  ------------
                    Total combined equity at July 30, 1996...........                              $     10,150
                                                                                                   ============

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

         The Previously Affiliated Entities have entered into pole rental agreements and lease certain of their facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

              1996..........................      $   600
              1997..........................          375
              1998..........................          143
              1999..........................          133
              2000..........................          125
              Thereafter....................          483
                                                  -------
                                                  $ 1,859
                                                  =======

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

         InterMedia Management, Inc. ("IMI") is wholly owned by the managing general partner of ICM and InterMedia Capital Management V, L.P., the general partners of IP-V. IMI has entered into agreements with Holdings and IPWT to provide accounting and administrative services at cost. During the years ended December 31, 1994 and 1995, administrative fees charged by IMI and paid in cash on a monthly basis were $2,566 and $3,009, respectively. During the period from January 1, 1996 to July 30, 1996, administrative fees charged by IMI and paid in cash on a monthly basis were $1,831. Included in receivables from affiliates are advances to IMI net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of Holdings and IPWT.

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

         Also see Note 15 -- Subsequent Event.

12.      INCOME TAXES

         The benefit (expense) for income taxes consists of the following:


                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,                   PERIOD FROM
                                                                   ----------------------------        JANUARY 1, 1996
                                                                      1994               1995         TO JULY 30, 1996
                                                                   ---------         ----------       ------------------
                  Current state and local.....................                        $    (12)
                  Current intercompany tax allocation.........                             (87)             $  6,304
                  Deferred intercompany tax allocation........                           2,021                   643
                  Deferred federal tax........................      $ 16,192            14,324                 7,007
                  Deferred state and local tax................         2,828             1,256                   536
                                                                    --------          --------              --------
                                                                    $ 19,020          $ 17,502              $ 14,490
                                                                    ========          ========              ========

         Deferred income taxes relate to temporary differences as follows:


                                                                 DECEMBER 31,
                                                                    1995
                                                                 -----------
                  Property and equipment....................     $    13,876
                  Intangible assets.........................         125,762
                  Other.....................................             638
                                                                 -----------
                                                                     140,276
                                                                 -----------
                  Loss carryforwards........................         (23,570)
                  Other.....................................          (1,545)
                                                                 -----------
                                                                     (25,115)
                                                                 -----------
                                                                 $   115,161
                                                                 ===========

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

         A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:


                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,                   PERIOD FROM
                                                                  ----------------------------         JANUARY 1, 1996
                                                                     1994               1995          TO JULY 30, 1996
                                                                  ---------          ---------        ----------------
                  Tax benefit at federal statutory rate.......     $ 22,963           $ 20,843             $ 16,377
                  State taxes, net of federal benefit.........        1,737              1,140                  638
                  Goodwill amortization.......................       (3,222)            (2,914)              (1,634)
                  Tax reserves and other......................       (2,458)            (1,567)                (891)
                                                                   --------           --------             --------
                                                                   $ 19,020           $ 17,502             $ 14,490
                                                                   ========           ========             ========

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



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                           ROBIN MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    DECEMBER 31,
                                                                                        1995
                                                                                   --------------
ASSETS
Cash and cash equivalents........................................................  $        1,832
Accounts receivable, net of allowance for doubtful accounts of $392..............           4,835
Receivable from affiliates.......................................................             387
Prepaids ........................................................................             373
Inventory........................................................................           2,751
Other current assets.............................................................             223
                                                                                   --------------
         Total current assets....................................................          10,401
Intangible assets, net...........................................................         134,020
Property and equipment, net......................................................          53,864
Investments......................................................................             795
Other assets.....................................................................           1,120
                                                                                   --------------
         Total assets............................................................  $      200,200
                                                                                   ==============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Accounts payable and accrued liabilities.........................................  $        5,817
Deferred revenue.................................................................           3,114
Payable to affiliates............................................................             968
Accrued interest.................................................................           9,043
                                                                                   --------------
         Total current liabilities...............................................          18,942
Long-term debt...................................................................         331,450
Deferred income taxes............................................................           1,922
                                                                                   --------------
         Total liabilities.......................................................         352,314
                                                                                   --------------
Commitments and contingencies
Shareholder's deficit:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares authorized,
      10,000,000 shares issued and outstanding...................................             100
   Additional paid-in capital....................................................          10,498
   Accumulated deficit...........................................................        (162,712)
                                                                                   --------------
                                                                                         (152,114)
                                                                                   --------------

         Total liabilities and shareholder's deficit.............................  $      200,200
                                                                                   ==============


        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                               PERIOD
                                                                                FROM
                                                                            JANUARY 1,
                                                 FOR THE YEAR ENDED             1996
                                                    DECEMBER 31,             TO JULY 30,
                                                 1994          1995             1996
                                              -----------   -----------     ------------
Basic and cable services....................  $    42,910   $    49,325     $     31,427
Pay services................................       10,036        11,438            6,640
Other services..............................        6,347         6,050            3,703
                                              -----------   -----------     ------------
                                                   59,293        66,813           41,770
                                              -----------   -----------     ------------
Program fees................................       10,667        12,620            8,231
Other direct expenses.......................        7,887         8,358            5,267
Depreciation and amortization...............       57,562        47,514           24,854
Selling, general and administrative
  expenses..................................       12,623        14,904            8,871
Management and consulting fees..............          465           333              117
                                              -----------   -----------     ------------
                                                   89,204        83,729           47,340
                                              -----------   -----------     ------------
Loss from operations........................      (29,911)      (16,916)          (5,570)
                                              -----------   -----------     ------------
Other income (expense):
   Interest and other income................        1,386         1,090              176
   Loss on disposal of fixed assets.........       (1,344)          (73)             (14)
   Interest expense.........................      (35,545)      (36,462)         (21,642)
   Other expense............................         (194)         (644)            (163)
                                              -----------   -----------     ------------
                                                  (35,697)      (36,089)         (21,643)
                                              -----------   -----------     ------------
Loss before income tax benefit..............      (65,608)      (53,005)         (27,213)
Income tax benefit..........................       19,020        15,276            7,446
                                              -----------   -----------     ------------
Net loss....................................  $   (46,588)  $   (37,729)    $    (19,767)
                                              ===========   ===========     ============


        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                             ADDITIONAL
                                  COMMON       PAID-IN     ACCUMULATED
                                   STOCK       CAPITAL       DEFICIT          TOTAL
                                ----------  ------------    ----------    -----------
Balance at December 31, 1993.   $      100   $    10,498    $  (78,395)   $   (67,797)
Net loss...................                                    (46,588)       (46,588)
                                ----------  ------------    ----------    -----------
Balance at December 31, 1994.          100        10,498      (124,983)      (114,385)
Net loss...................                                    (37,729)       (37,729)
                                ----------  ------------    ----------    -----------
Balance at December 31, 1995.          100        10,498      (162,712)      (152,114)
Net loss...................                                    (19,767)       (19,767)
                                ----------  ------------    ----------    -----------
Balance at July 30, 1996...     $      100   $    10,498     $(182,479)   $  (171,881)
                                ==========   ===========     =========    ===========


        See accompanying notes to the consolidated financial statements.

                           ROBIN MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                 PERIOD
                                                                                                  FROM
                                                                                                JANUARY 1,
                                                                   FOR THE YEAR ENDED             1996
                                                                      DECEMBER 31,             TO JULY 30,
                                                                   1994          1995             1996
                                                                ----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................      $  (46,588)   $   (37,729)    $    (19,767)
   Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization........................          57,674         47,614           24,919
     Loss on sale of note receivable......................                            376
     Loss on disposal of fixed assets.....................           1,344             73
     Deferred income taxes................................         (19,020)       (15,276)          (7,344)
     Changes in assets and liabilities:
       Accounts receivable................................             129           (584)            (452)
       Receivable from affiliates.........................            (345)            33              (67)
       Interest receivable................................            (726)         2,569
       Prepaids...........................................              11            (57)             (57)
       Inventory..........................................            (204)        (1,246)          (2,279)
       Other current assets...............................             194           (130)            (197)
       Accounts payable and accrued liabilities...........             126          1,487              (38)
       Deferred revenue...................................             161            158               71
       Payable to affiliates..............................             334             40              143
       Accrued interest...................................              38            397            3,023
                                                                ----------    -----------     ------------
Cash flows from operating activities......................          (6,872)        (2,275)          (2,045)
                                                                ----------    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment....................         (11,156)       (11,877)         (13,146)
   Investments............................................            (435)          (360)
   Collections of and proceeds from sale of notes receivable        17,764          2,624
   Other assets and intangibles...........................             (47)          (621)            (149)
                                                                ----------    -----------     ------------
Cash flows from investing activities......................           6,126        (10,234)         (13,295)
                                                                ----------    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Activity on revolving credit note payable..............                         12,000
   Note payable to affiliate..............................                                          15,000
   Debt issue costs.......................................                            (11)
                                                                ----------    -----------     ------------
Cash flows from financing activities......................                         11,989           15,000
                                                                ----------    -----------     ------------
Net change in cash and cash equivalents...................            (746)          (520)            (340)
Cash and cash equivalents, beginning of period............           3,098          2,352            1,832
                                                                ----------    -----------     ------------
Cash and cash equivalents, end of period..................      $    2,352    $     1,832     $      1,492
                                                                ==========    ===========     ============


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

         Accounts payable and accrued liabilities

         Accounts payable and accrued liabilities consist of the following:


                                                                   DECEMBER 31,
                                                                       1995
                                                                   ----------
            Accounts payable..................................     $      179
            Accrued program costs.............................            315
            Accrued franchise fees............................          1,615
            Other accrued liabilities.........................          3,708
                                                                   ----------
                                                                   $    5,817
                                                                   ==========

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

4.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                DECEMBER 31,
                                                                    1995
                                                                 -----------
         Franchise rights.....................................   $   202,573
         Goodwill.............................................        92,978
         Other................................................           370
                                                                 -----------
                                                                     295,921
         Accumulated amortization.............................      (161,901)
                                                                 -----------
                                                                 $   134,020
                                                                 ===========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                                    1995
                                                                 -----------
         Land................................................... $       407
         Cable television plant.................................      81,667
         Buildings and improvements.............................         659
         Furniture and fixtures.................................       1,391
         Equipment and other....................................       5,251
         Construction in progress...............................       4,035
                                                                 -----------
                                                                      93,410
         Accumulated depreciation...............................     (39,546)
                                                                 -----------
                                                                 $    53,864
                                                                 ===========

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

8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   DECEMBER 31,
                                                                                       1995
                                                                                 -------------
Revolving credit note payable, $30,000 commitment,
  interest at LIBOR plus 1.5% payable quarterly,
  due February 28, 1997.......................................................   $      25,000
11 1/8% senior subordinated notes, interest payable
  semi-annually, due April 1, 1997............................................         271,400
11 5/8% subordinated debentures, interest payable
  semi-annually, due April 1, 1999............................................          35,050
                                                                                 -------------
                                                                                 $     331,450
                                                                                 =============

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

         RMG has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:


                        1996.........................   $    537
                        1997.........................        334
                        1998.........................        118
                        1999.........................        114
                        2000.........................        110
                        Thereafter...................        458
                                                        --------
                                                        $  1,671
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

         Also see Note 16 -- Subsequent Events.

13.      INCOME TAXES

         The benefit for income taxes consists of the following:

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,              PERIOD FROM
                                                          ------------------------    JANUARY 1, 1996 TO
                                                             1994           1995         JULY 30, 1996
                                                          ----------      --------    ------------------
         Deferred federal tax benefit..................   $  16,192        $14,324           $  7,007
         Deferred state tax benefit....................       2,828            952                439
                                                          ---------        -------           --------
                                                          $  19,020        $15,276           $  7,446
                                                          =========        =======           ========

         Deferred income taxes relate to temporary differences as follows:

                                                            DECEMBER 31,
                                                                1995
                                                            ------------
            Property and equipment........................   $  10,461
            Intangible assets.............................      16,412
                                                             ---------
                                                                26,873
                                                             ---------
            Loss carryforwards............................     (23,570)
            Other.........................................      (1,381)
                                                             ---------
                                                               (24,951)
                                                             ---------
                                                             $   1,922
                                                             =========

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

         A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,              PERIOD FROM
                                                          ------------------------    JANUARY 1, 1996 TO
                                                             1994           1995         JULY 30, 1996
                                                           --------       --------    ------------------
         Tax benefit at federal statutory
          rate.........................................     $22,963        $18,552           $ 9,218
         State taxes, net of federal benefit...........       1,737            950               575
         Goodwill amortization.........................      (3,222)        (2,914)           (1,634)
         Tax reserves and other........................      (2,458)        (1,312)             (713)
                                                            -------        -------           -------
                                                            $19,020        $15,276           $ 7,446
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

         As described in Note 1, on July 30, 1996 the Partnership was contributed to InterMedia Capital Partners IV, L.P.



PRICE WATERHOUSE LLP

San Francisco, California
March 28, 1997

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 31,
                                                                      1995
                                                                   ------------
ASSETS
Cash and cash equivalents................................          $      1,115
Accounts receivable, net of allowance for
  doubtful accounts of $33...............................                   924
Receivable from affiliates...............................                    24
Prepaids.................................................                    18
Inventory................................................                   189
                                                                   ------------
          Total current assets...........................                 2,270
Intangible assets, net...................................                14,930
Property and equipment, net..............................                11,344
Other assets.............................................                    46
                                                                   ------------
          Total assets...................................          $     28,590
                                                                   ============

LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt........................          $      4,043
Accounts payable and accrued liabilities.................                 1,119
Deferred revenue.........................................                   849
Payable to affiliates....................................                 1,264
Accrued interest.........................................                 1,043
                                                                   ------------
          Total current liabilities......................                 8,318
Long-term debt...........................................                75,726
                                                                   ------------
          Total liabilities..............................                84,044
                                                                   ------------
Commitments and contingencies
PARTNERS' CAPITAL
General partner..........................................               (44,878)
Limited partner..........................................               (10,576)
                                                                   ------------
Total partners' capital..................................               (55,454)
                                                                   ------------
          Total liabilities and partners' capital........          $     28,590
                                                                   ============


               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                    FOR THE YEAR ENDED
                                                                         DECEMBER 31,            PERIOD FROM
                                                                   ----------------------     JANUARY 1, 1996
                                                                      1994        1995        TO JULY 30, 1996
                                                                   ---------   ----------     ----------------
Basic and cable services.......................................    $  9,919    $  10,830       $     6,783
Pay services...................................................       2,007        2,263             1,289
Other services.................................................       1,830        1,851             1,008
                                                                   --------    ---------       -----------
                                                                     13,756       14,944             9,080
                                                                   --------    ---------       -----------
Program fees...................................................       2,522        2,980             1,896
Other direct expenses..........................................       1,936        1,897             1,199
Depreciation and amortization..................................      10,654        8,501             3,947
Selling, general and administrative expenses...................       3,229        3,504             2,110
Management and consulting fees.................................         120          482               281
                                                                   --------    ---------       -----------
                                                                     18,461       17,364             9,433
                                                                   --------    ---------       -----------
Loss from operations...........................................      (4,705)      (2,420)             (353)
                                                                   --------    ---------       -----------
Other income (expense):
  Interest and other income....................................                                         33
  Gain (loss) on disposal of fixed assets......................         (57)          10
  Interest expense.............................................      (8,733)        (534)           (3,092)
  Other income.................................................          56           82                40
                                                                   --------    ---------       -----------
                                                                     (8,734)        (442)           (3,019)
                                                                   --------    ---------       -----------
Net loss.......................................................    $(13,439)   $  (2,862)      $    (3,372)
                                                                   ========    =========       ===========
Net loss allocation
  General partner..............................................    $(10,765)   $  (2,293)      $    (2,701)
  Limited partner..............................................      (2,674)        (569)             (671)
                                                                   --------    ---------       -----------
                                                                   $(13,439)   $  (2,862)      $    (3,372)
                                                                   ========    =========       ===========


               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)



                                                                              GENERAL          LIMITED
                                                                              PARTNER          PARTNER            TOTAL
                                                                          ------------      ------------      ------------

Balance at December 31, 1993....................................          $    (55,183)     $     (6,820)     $    (62,003)
Additional capital contributions................................                17,844             5,006            22,850
Adjustment to reallocate losses in connection
  with the debt restructuring (see Note 5)......................                 5,519            (5,519)
Net loss........................................................               (10,765)           (2,674)          (13,439)
                                                                          ------------      ------------      ------------
Balance at December 31, 1994....................................               (42,585)          (10,007)          (52,592)
Net loss........................................................                (2,293)             (569)           (2,862)
                                                                          ------------      ------------      ------------
Balance at December 31, 1995....................................               (44,878)          (10,576)          (55,454)
Net loss........................................................                (2,701)             (671)           (3,372)
                                                                          ------------      ------------      ------------
Balance at July 30, 1996........................................          $    (47,579)     $    (11,247)     $    (58,826)
                                                                          ============      ============      ============


               See accompanying notes to the financial statements.

                   INTERMEDIA PARTNERS OF WEST TENNESSEE, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                  FOR THE YEAR ENDED
                                                                      DECEMBER 31,         PERIOD FROM
                                                                 --------------------    JANUARY 1, 1996,
                                                                   1994        1995      TO JULY 30, 1996
                                                                 --------    --------    ----------------
Cash flows from operating activities:
  Net loss ...................................................   $(13,439)   $ (2,862)     $ (3,372)
  Adjustments to reconcile net loss to cash flows from
     operating activities:
     Depreciation and amortization ...........................     10,970       8,525         3,960
     Loss (gain) on disposal of fixed assets .................         57         (10)
     Changes in assets and liabilities:
       Accounts receivable ...................................       (584)        400           113
       Receivable from affiliates ............................      8,493          39           (57)
       Prepaids ..............................................         (4)         18           (37)
       Inventory .............................................        (12)         25           (11)
       Other assets ..........................................        (17)         (2)
       Accounts payable and accrued liabilities ..............        (10)        (13)          997
       Deferred revenue ......................................         41           5            27
       Payable to affiliates .................................      1,197        (349)         (977)
       Accrued interest and debt restructuring credit ........         68      (3,826)          (37)
                                                                 --------    --------      --------
Cash flows from operating activities..........................      6,760       1,950           606
                                                                 --------    --------      --------
Cash flows from investing activities:
  Purchases of property and equipment ........................     (1,276)     (1,370)         (787)
  Proceeds from sale of property and equipment ...............                     44
  Other assets ...............................................         21
                                                                 --------    --------      --------
Cash flows from investing activities .........................     (1,255)     (1,326)         (787)
                                                                 --------    --------      --------
Cash flows from financing activities:
  Activity on revolving credit note payable ..................     (2,600)       (400)         (200)
  Debt issue costs ...........................................       (161)         (7)
  Repayment on long-term debt ................................    (22,073)
  Capital contributions ......................................     20,050
                                                                 --------    --------      --------
Cash flows from financing activities .........................     (4,784)       (407)         (200)
                                                                 --------    --------      --------
Net change in cash and cash equivalents ......................        721         217          (381)
Cash and cash equivalents, beginning of period ...............        177         898         1,115
                                                                 --------    --------      --------
Cash and cash equivalents, end of period .....................   $    898    $  1,115      $    734
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

         Accounts payable and accrued liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                                          1995
                                                      ------------
Accounts payable...................................     $    14
Accrued program costs..............................          43
Accrued franchise fees.............................         208
Other accrued liabilities..........................         854
                                                        -------
                                                        $ 1,119


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

3.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                               DECEMBER 31,
                                                                   1995
                                                               ------------
Franchise rights............................................    $  48,610
Goodwill and other assets...................................       10,912
                                                                ---------
                                                                   59,522
Accumulated amortization....................................      (44,592)
                                                                ---------
                                                                $  14,930
                                                                =========


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                                   1995
                                                               ------------
Land........................................................    $     138
Cable television plant......................................       28,742
Buildings and improvements..................................          207
Furniture and fixtures......................................          292
Equipment and other.........................................        1,971
Construction in progress....................................          105
                                                                ---------
                                                                   31,455
Accumulated depreciation....................................      (20,111)
                                                                ---------
                                                                $  11,344
                                                                =========


5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                             1995
                                                                                         ------------
GECC revolving credit; $7,000 commitment; interest payable quarterly at prime
  plus 1% or LIBOR plus 2% per annum; matures June 30, 2001......................          $ 2,000
GECC term loan payable; interest payable quarterly at 7% per annum on $27,000 and at prime plus 1% or LIBOR plus 2% per annum on $27,000; matures June 30,
  2001...........................................................................           54,000
Debt restructuring credit........................................................           23,769
                                                                                           -------
Total debt and debt restructuring credit.........................................           79,769
Less current portion.............................................................            4,043
                                                                                           -------
                                                                                           $75,726
                                                                                           =======


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

         The Partnership has entered into pole rental agreements and leases certain of its facilities and equipment under non-cancelable operating leases. Minimum rental commitments at December 31, 1995 for the next five years and thereafter under these leases are as follows:

1996...........................       $   63
1997...........................           41
1998...........................           25
1999...........................           19
2000...........................           15
Thereafter.....................           25
                                      ------
                                      $  188
                                      ======


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



KPMG Peat Marwick LLP



Denver, Colorado
March 17, 1997

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                             COMBINED BALANCE SHEET

                                ASSETS

                                                            DECEMBER 31,
                                                                1995
                                                             ---------
                                                              (AMOUNTS
                                                                 IN
                                                             THOUSANDS)
Cash...................................................      $   1,936
Trade and other receivables, net of allowance for
  doubtful accounts of $426,000........................          2,571
Property and equipment, at cost:
  Land.................................................            573
  Cable distribution systems...........................         38,551
  Support equipment and buildings......................          3,588
                                                             ---------
                                                                42,712
  Less accumulated depreciation........................         (5,252)
                                                             ---------
                                                                37,460
                                                             ---------
Franchise costs........................................        327,262
  Less accumulated amortization........................         (7,499)
                                                             ---------
                                                               319,763
                                                             ---------
Other assets...........................................             82
                                                             ---------
                                                             $ 361,812
                                                             =========


                  LIABILITIES AND PARENT'S INVESTMENT

Accounts payable.......................................      $     270
Accrued liabilities (note 2)...........................          3,486
Deferred income taxes (note 4).........................        113,239
                                                             ---------
          Total liabilities............................        116,995
                                                             ---------
Parent's investment:
  Due to TCI Communications, Inc. (TCIC) (note 3)......        249,136
  Accumulated deficit..................................         (4,319)
                                                             ---------
                                                               244,817
                                                             ---------
                                                             $ 361,812
                                                             =========

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

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

            COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                 PERIOD FROM
                                              PERIOD FROM       JANUARY 27 TO
                                            JANUARY 1, 1996     DECEMBER 31,
                                           TO JULY 30, 1996         1995
                                           ----------------     -------------
                                                  (AMOUNTS IN THOUSANDS)
Revenue:
  Basic and cable services...............      $ 18,448           $ 25,477
  Pay services...........................         6,256             10,241
  Other services.........................         5,586             11,496
                                               --------           --------
                                                 30,290             47,214
                                               --------           --------

Operating costs and expenses:
  Program fees (note 3)..................         6,953              9,084
  Other direct expenses..................         3,711              6,596
  Selling, general and administrative....         8,457             10,483
  Allocated general and administrative
      costs (note 3).....................         1,105              1,618
  Amortization...........................         4,772              7,499
  Depreciation...........................         2,934              6,640
                                               --------           --------
                                                 27,932             41,920
                                               --------           --------
          Operating income...............         2,358              5,294
Interest expense to TCIC (note 3)........       (22,811)           (11,839)
                                               --------           --------
          Loss before income tax
       benefit...........................       (20,453)            (6,545)
Income tax benefit (note 4)..............         7,044              2,226
                                               --------           --------
          Net loss.......................       (13,409)            (4,319)
Accumulated deficit:
  Beginning of period....................        (4,319)                --
                                               --------           --------
  End of period..........................      $(17,728)          $ (4,319)
                                               ========           ========




            See accompanying notes to combined financial statements.

                            TCI OF GREENVILLE, INC.,
                          TCI OF SPARTANBURG, INC., AND
                              TCI OF PIEDMONT, INC.

        (INDIRECT WHOLLY-OWNED SUBSIDIARIES OF TCI COMMUNICATIONS, INC.)

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                      PERIOD FROM
                                                   PERIOD FROM        JANUARY 27 TO
                                               JANUARY 1, 1996 TO     DECEMBER 31,
                                                  JULY 30, 1996           1995
                                               ------------------     -------------
                                                       (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
  Net loss....................................      $(13,409)           $ (4,319)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization............         7,706              14,139
     Deferred tax benefit.....................          (740)             (2,325)
     Changes in assets and liabilities:
       Change in receivables, net.............            (6)                (98)
       Change in other assets.................            33                 (80)
       Change in cash overdraft...............            35                  --
       Change in accounts payable.............           313                 150
       Change in accrued liabilities..........          (662)                965
                                                    --------            --------
          Net cash provided by (used in)
            operating activities....                  (6,730)              8,432
                                                    --------            --------
Cash flows used in investing activities--
  Capital expended for property and
  equipment...................................        (4,655)            (13,054)
                                                    --------            --------
Cash flows from financing activities--
  Increase in due to TCIC.....................         9,449               6,484
                                                    --------            --------
     Net increase (decrease) in cash.                 (1,936)              1,862
Cash at beginning of period...................         1,936                  74
                                                    --------            --------
Cash at end of period.........................      $     --            $  1,936
                                                    ========            ========


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

2.       ACCRUED LIABILITIES

         Accrued liabilities consists of the following at December 31, 1995 (amounts in thousands):

Franchise fees payable......................................  $   1,722
Property taxes payable......................................        745
Salaries and benefits payable...............................        263
Sales taxes payable.........................................        187
Other.......................................................        569
                                                              ---------
                                                              $   3,486
                                                              =========


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

         Income tax benefit (expense) attributable to loss before income taxes consists of:


                                                                      CURRENT    DEFERRED    TOTAL
                                                                     -------     -------    --------
                                                                         (AMOUNTS IN THOUSANDS)
Period from January 1, 1996 to July 30, 1996:
  Intercompany tax allocation.....................................   $ 6,304     $   643    $  6,947
  State and local.................................................        --          97          97
                                                                     -------     -------    --------
                                                                     $ 6,304     $   740    $  7,044
                                                                     =======     =======    ========


Period from January 27, 1995 to December 30, 1995:
  Intercompany tax allocation.....................................   $   (87)    $ 2,021    $  1,934
  State and local.................................................       (12)        304         292
                                                                     -------     -------    --------
                                                                     $   (99)    $ 2,325    $  2,226
                                                                     =======     =======    ========

         Income tax benefit attributable to earnings differs from the amount computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):



                                                    PERIOD FROM JANUARY 1, 1996        PERIOD FROM JANUARY 27, 1995
                                                         TO JULY 30, 1996                   TO DECEMBER 31, 1995
                                                   ----------------------------        ----------------------------
Computed "expected" tax
  benefit......................................              $  7,159                            $   2,291
State and local income taxes,
  net of Federal income tax
  benefit......................................                    63                                  190
Other..........................................                  (178)                                (255)
                                                             --------                            ---------
                                                             $  7,044                            $   2,226
                                                             ========                            =========

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below (amounts in thousands):

                                                        DECEMBER 31, 1995
                                                        -----------------
Deferred tax assets, primarily related to accounts
  receivable..............................                  $    164
Deferred tax liabilities:
  Franchise costs.........................                   109,350
  Property and equipment..................                     3,415
  Other...................................                       638
                                                            --------
     Gross deferred tax liabilities.......                   113,403
                                                            --------
     Net deferred tax liabilities.........                  $113,239
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

GENERAL PARTNER

         In August 1997, ICM-IV LLC, a Delaware limited liability company, succeeded ICM-IV, a California limited partnership, as the General Partner of ICP-IV. As general partner, ICM-IV LLC has responsibility for the overall management of the business and operations of the Company. Pursuant to certain administrative agreements, IMI receives an annual fee for management services rendered under the supervision of the General Partner pursuant to the terms of ICP-IV's agreement of limited partnership amended and restated as of March 31, 1998 (the "Partnership Agreement"). The principal offices of ICM-IV LLC are located at 235 Montgomery Street, Suite 420, San Francisco, California 94104 and the telephone number is (415) 616-4600.

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

EXECUTIVES

         ICP-IV has no employees. Pursuant to the Partnership Agreement, ICM-IV, through its affiliate InterMedia Capital Management, L.P. ("ICM"), whose managing general partner is IMI, provides day-to-day management of the Company's business and operations. The five most senior non-operating executives of IMI are:

      NAME                                      AGE               POSITION
      ----                                      ---               --------
    Robert J. Lewis........................     68     President and Chief Executive Officer

    Edon V. Smith .........................     39     Senior Executive Director, Chief Financial Officer

    Rodney M. Royse........................     32     Vice President and Senior Executive Director,
                                                       Business Development

    Thomas R. Stapleton....................     45     Vice President and Senior Executive Director, Chief
                                                       Accounting Officer

    Donna Dearman..........................     43     Executive Director of Human Resources

    The five officers of IPCC are:

      NAME                                      AGE               POSITION
      ----                                      ---               --------
Robert J. Lewis.........................        68     President and Chief Executive Officer

Edon V. Smith ..........................        39     Senior Executive Director, Chief Financial Officer

Rodney M. Royse.........................        32     Vice President and Senior Executive Director,
                                                       Business Development

Thomas R. Stapleton.....................        45     Vice President, Assistant Secretary and Senior
                                                       Executive Director, Chief Accounting Officer

Bruce J. Stewart........................        34     Vice President, Legal Affairs


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

         Edon V. Smith is Chief Financial Officer of ICM, IMI and IPCC. Ms. Smith joined ICM in 1996. From 1993 to 1995, Ms. Smith was Finance Director for TCI. From 1990 to 1993, Ms. Smith was Finance Counsel for TCI. Ms. Smith earned a B.S. with honors in accounting from the University of Missouri and a J.D. with honors from the University of Denver.

         Rodney M. Royse is Vice President and Senior Executive Director, Business Development of ICM, IMI and IPCC. Mr. Royse joined ICM in 1990. From 1988 to 1990, Mr. Royse was a financial analyst at Salomon Brothers Inc in the Corporate Finance Group. Mr. Royse earned a B.A. in Economics from Stanford University.

         Thomas R. Stapleton is Vice President and Senior Executive Director, Chief Accounting Officer of ICM, IMI and IPCC, and of IPCC. Prior to joining ICM in 1989, Mr. Stapleton was a Manager with PricewaterhouseCoopers LLP, the Company's independent accountants. Mr. Stapleton was previously employed by Bank of America in asset-based financing. Mr. Stapleton earned a B.S. degree with honors in Business Administration from San Francisco State University.

         Donna Dearman is the Executive Director of Human Resources of ICM, IMI and IPCC. Ms. Dearman joined IMI in 1989 as a payroll and benefits specialist. She was later promoted to the position payroll manager, then benefits manager and lastly Regional Human Resources Manager before succeeding Ms. de Latour as Executive Director of Human Resources.

KEY OPERATING MANAGEMENT

         The following persons hold key operating management positions with ICM or IMI:

      NAME                                      AGE               POSITION
      ----                                      ---               --------
F. Steven Crawford.......................       50     Senior Executive Director, Chief Operating Officer

Julaine A. Smith.........................       42     Controller

Bruce J. Stewart.........................       34     General Counsel and Executive Director of
                                                       Communications

Kenneth A. Wright........................       43     Executive Director of Engineering and
                                                       Telecommunications

Donna K. Young...........................       50     Development Executive Director of Marketing
                                                       and Ad Sales


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

         Julaine A. Smith is Operations Controller of IMI. Ms. Smith joined IMI in 1994. Prior to joining IMI, Ms. Smith was, from 1993 to 1994, the Director of Financial Reporting for Pacific Telesis Group. Ms. Smith also worked, from 1991 to 1992, as the Accounting Manager for the domestic cellular operations of PacTel Corporation (now known as AirTouch Communications). Ms. Smith completed her public accounting training at the San Francisco office of PricewaterhouseCoopers LLP. Ms. Smith is a Certified Public Accountant and earned a B.S. in Business Administration, Accounting from California State University at Hayward.

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

   NAMES AND ADDRESSES OF BENEFICIAL OWNERS          TYPE OF INTEREST          PERCENTAGE
   ----------------------------------------          ----------------          ----------
Tele-Communications, Inc................             Limited Partner              49.6%
  5619 DTC Parkway, 11th Floor
  Englewood, CO 80111

NationsBanc Investment Corp.............             Limited Partner               9.5%(1)
  NationsBank Corporate Center
  100 North Tryon Street
  Charlotte, NC 28255

IP Holdings L.P.........................             Limited Partner               7.9%
  c/o Centre Partners
  30 Rockefeller Plaza, Suite 5050
  New York, NY 10020

Mellon Bank, N.A., as Trustee for
  Third Plaza Trust and Fourth Plaza Trust.          Limited Partner               6.7%(2)
  1 Mellon Bank Center
  Pittsburgh, PA 15258-0001

Sumitomo Corp...........................             Limited Partner               6.1%
  Sumitomo Kanda Building
  24-4, Kanda Nishikicho 3-chome
  Chiyoda-ku, Tokyo 101, Japan

Executives of IMI as a Group (5 persons).            General Partner/              1.4%(3)
                                                     Limited Partner

----------

(1) Includes investments in ICP-IV by NationsBanc Investment Corp. and affiliates thereof.

(2) The Chase Manhattan Bank acts as the trustee (the "Plaza Trustee") for each of Third Plaza Trust and Fourth Plaza Trust (collectively, the "Trusts"), two trusts under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. The limited partnership interests may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the Trusts' investment manager with respect to the limited partnership interests and in that capacity, it has the sole power to direct the Plaza Trustee as to the voting and disposition of the limited partnership interests. Because of the Plaza Trustee's limited role, beneficial ownership of the limited partnership interests by the Plaza Trustee is disclaimed.

(3) Robert J. Lewis is the majority shareholder of IMI, and IMI is the managing member of ICM-IV LLC. See Item 13 "Certain Relationships and Related Transactions -- Managing General Partner." No executive of IMI or IPCC holds a direct interest in ICP-IV.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGING GENERAL PARTNER

         Robert J. Lewis together with members of his immediate family own all of the outstanding stock of IMI. IMI has a .002% general partner interest in ICM-IV and is the managing general partner of ICM-IV. IMI also owns 95% of the equity interests in ICM-IV LLC. ICM-IV LLC holds a .001% general partner interest in ICP-IV and is the managing general partner of the Company.
ICM-IV LLC is also the .01% managing general partner of certain of ICP-IV's subsidiaries.

         Limited partners have the right to remove the Managing General Partner in certain circumstances.

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

         Although each of the Related InterMedia Entities and the Company are distinct legal entities, they are operated as a cohesive group. Accordingly, they enjoy operating efficiencies from centralization of certain common functions. Clustering of the Company's operations by geographic location is also intended to contribute to operating efficiencies and revenue opportunities.

         In order to achieve certain operating economies of scale and to allocate certain administrative services equitably to all of the Related InterMedia Entities and the Company, Mr. Hindery formed IMI. Mr. Lewis is the majority shareholder of IMI. IMI performs the accounting, marketing, engineering, administrative, operations, legal and rate regulation functions for all of the Related InterMedia Entities and the Company at cost. Generally, IMI's costs are allocated to each of the Related InterMedia Entities and the Company on a per subscriber basis.

SERVICES TO BE RENDERED TO THE COMPANY BY IMI

         Certain of ICP-IV's subsidiaries have entered into agreements with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, rate regulation and other administrative services to the Company at cost (the "Services Agreements").

         IMI provides similar services to all of the Related InterMedia Entities' operating companies. IMI charges certain costs to the Company primarily based on the Company's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities' systems. In addition to changes in IMI's cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers of the Related InterMedia Entities' operating companies will affect the level of IMI costs charged to the Company. The Company believes that the terms of the Services Agreements are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations with IMI. The Partnership Agreement requires that to the extent amounts paid to affiliates, including ICM-IV, IMI or partners, exceed the amounts that would be paid under terms afforded by unrelated third parties, such excess will result in corresponding reductions in the Administrative Fee (as defined herein). The payment to such affiliate of any such amount in excess of the Administrative Fee requires the approval of 70.0% in interest of the limited partners.

MANAGEMENT BY ICM-IV LLC

         ICM-IV LLC manages the Company's cable systems and such management is administered by IMI, effective January 1, 1998, under ICM-IV LLC's supervision pursuant to ICP-IV's Partnership Agreement. The Partnership Agreement provides that this management relationship continues in effect with respect to each cable television system owned by the Company. ICM-IV LLC is authorized to provide management services that include (i) entering into contracts and performing the resulting obligations, (ii) managing the assets of the Company and employing such personnel as may be necessary or appropriate, (iii) controlling bank accounts and drawing orders for the payment of money, (iv) collecting income and payments due, (v) keeping the books and records, and hiring independent certified public accountants, (vi) paying payables and other expenses, (vii) handling Company claims, (viii) administering the financial affairs, making tax and accounting elections, filing tax returns, paying liabilities and distributing profits to ICP-IV's partners, (ix) borrowing money on behalf of the Company, (x) causing the Company to purchase and maintain liability insurance, (xi) commencing or defending litigation that pertains to the Company or any of its assets and investigating potential claims, (xii) executing and filing fictitious business name statements and similar documents,
(xiii) admitting additional limited partners and permitting additional capital contributions as provided in the Partnership Agreement and admitting an assignee of an existing limited partner's interest to be a substituted limited partner and (xiv) terminating ICP-IV pursuant to the terms of the Partnership Agreement.

         The term of the Partnership Agreement is until December 31, 2007 unless earlier dissolved under certain conditions specified in the Partnership Agreement. For its services under certain administration agreements, IMI receives a fee (the "Administrative Fee") equal to 1.0% of the total initial non-preferred equity contributions that have been made to the Company determined as of the beginning of each calendar quarter in each fiscal year; however, if the acquisition of a cable television system is made with debt financing of more than two-thirds of the purchase price of such cable television system, the Partnership Agreement provides that capital contributions of one-third of such purchase price will be deemed to have been made and the Administrative Fee will be paid on such deemed contributions. When any such debt financing is replaced with actual non-preferred capital contributions of the partners, the Partnership Agreement provides that the Administrative Fee will be based on such actual capital contributions rather than a deemed contribution for such amount. The Company believes that the terms in the Partnership Agreement concerning IMI's management services are more favorable than the terms that could be obtained by unaffiliated third parties in arm's-length negotiations.

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

CERTAIN OTHER RELATIONSHIPS

         The Company is a party to an agreement with SSI, an affiliate of TCI, pursuant to which SSI provides certain cable programming to the Company at the rate available to TCI plus an administrative fee. Management believes that these rates are at least as favorable as the rates that could be obtained through arm's-length negotiations with third parties. The Company's programming fees charged by SSI for the years ended December 31, 1996, 1997 and 1998 amounted to $17.5 million, $41.1 million and $46.9 million, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents filed as a part of this report:

         (1) Financial Statements-- See Index to Financial Statements on page 51 of this Form 10-K.

         (2) Financial Statement Schedules-- See Index to Financial Statements on page 51 of this Form 10-K.

         (3)  Exhibits-- See Index to Exhibits on page 127 of this Form 10-K.

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1998.

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

                                            INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                            By: InterMedia Capital Management,
                                                LLC, its General Partner

                                            By: InterMedia Management, Inc., its
                                                Managing Member


                                            By:        /s/ ROBERT J. LEWIS
                                                --------------------------------
                                                           Robert J. Lewis
                                                              President

Date: March 30, 1999.

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

   SIGNATURE                                          TITLE                                   DATE
   ---------                                          -----                                   ----
  /s/  ROBERT J. LEWIS        President, Chief Executive Officer and Sole Director of     March 30, 1999
----------------------------  InterMedia Management, Inc. (principal executive
     Robert J. Lewis          officer)


   /s/  EDON V. SMITH         Chief Financial Officer of InterMedia Management, Inc.      March 30, 1999
----------------------------  (principal financial officer)
      Edon V. Smith

/s/  THOMAS R. STAPLETON      Vice President of InterMedia Management, Inc.               March 30, 1999
----------------------------  (principal accounting officer)
   Thomas R. Stapleton


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

            Schedule I. Condensed Financial Information of Registrant

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                    1997               1998
                                                                                ------------       ------------
ASSETS
Escrowed investments held to maturity.......................................    $     29,359       $     30,923
Interest receivable on escrowed investments.................................           1,412                781
                                                                                ------------       ------------
         Total current assets...............................................          30,771             31,704
Escrowed investments held to maturity.......................................          31,148
Intangible assets, net......................................................          11,101             10,314
Investment in IP-IV.........................................................         234,955            214,798
                                                                                ------------       ------------
         Total assets.......................................................    $    307,975       $    256,816
                                                                                ============       ============

LIABILITIES AND PARTNERS' CAPITAL
Accrued interest............................................................    $     13,688       $     13,688
                                                                                ------------       ------------
         Total current liabilities..........................................          13,688             13,688
Long-term debt..............................................................         292,000            292,000
                                                                                ------------       ------------
         Total liabilities..................................................         305,688            305,688
                                                                                ------------       ------------

Commitments and contingencies

PARTNERS' CAPITAL
Preferred limited partnership interest......................................          24,888             24,888
Junior preferred limited partnership trust..................................                             (1,423)
General and limited partners' capital.......................................         (20,751)           (70,487)
Note receivable from partner................................................          (1,850)            (1,850)
                                                                                ------------       ------------
         Total partners' capital............................................           2,287            (48,872)
                                                                                ------------       -------------
         Total liabilities and partners' capital............................    $    307,975       $    256,816
                                                                                ============       ============


          See accompanying notes to the condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                            FOR THE YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                -------------------------------------------
                                                                                    1996            1997           1998
                                                                                ------------    ----------     ------------
Revenues ...................................................................    $               $              $
Loss from operations........................................................
Other income (expense):
      Interest income ......................................................           2,189         3,968           2,636
      Interest expense .....................................................         (14,138)      (33,543)        (33,638)
      Equity in net loss of IP-IV ..........................................         (15,780)      (42,038)        (20,432)
                                                                                ------------    ----------     -----------
Net loss ...................................................................         (27,729)      (71,613)        (51,434)

Other Comprehensive income:
Equity in other comprehensive income of IP-IV...............................                                           275
                                                                                ------------    ----------     -----------
Comprehensive income........................................................    $    (27,729)   $  (71,613)    $   (51,159)
                                                                                ============    ==========     ===========











            See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                           JUNIOR
                               PREFERRED  PREFERRED
                                LIMITED   LIMITED     GENERAL      LIMITED      NOTES
                                PARTNER   PARTNER     PARTNER      PARTNERS   RECEIVABLE     TOTAL
                                -------   -------    ---------    ---------    --------    ---------
Balance at December 31, 1995    $   (43)  $          $      (7)   $    (575)   $           $    (625)

Cash Contributions ..........                            1,913      188,637                  190,550
Notes receivable from
  General Partner ...........                            1,850                   (1,850)
In-kind contributions,
 historical cost basis ......                                       237,805                  237,805
Conversion of GECC debt
  to equity .................    25,000                              11,667                   36,667
Allocation of RMG's and
 IPWT's historical
 equity balances ............                           (2,719)    (239,368)                (242,087)
Distribution ................                                      (119,775)                (119,775)
Syndication costs ...........       (69)                   (10)        (911)                    (990)
Net loss ....................                             (311)     (27,418)                 (27,729)
                                -------   -------    ---------    ---------    --------    ---------

Balance at December 31, 1996     24,888                    716       50,062      (1,850)      73,816

Cash contributions ..........                               84                                    84
Transfer and conversion
 of General Partner
 Interest to Limited
 Partner Interest ...........                             (799)         799
Net loss ....................                               (1)     (71,612)                 (71,613)
                                -------   -------    ---------    ---------    --------    ---------

Balance at December 31, 1997    $24,888   $          $            $ (20,751)   $ (1,850)   $   2,287
Conversion of Limited Partner
 Interest to Junior Preferred
 Limited Partner Interest ...              (1,423)                    1,423
Net loss ....................                                       (51,434)                 (51,434)
Other Comprehensive income ..                                           275                      275
                                -------   -------    ---------    ---------    --------    ---------

Balance at December 31, 1998    $24,888   $(1,423)   $            $ (70,487)   $ (1,850)   $ (48,872)
                                =======   =======    =========    =========    ========    =========




           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                                  1996               1997                1998
                                                           ---------------      ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................     $      (27,729)      $      (71,613)     $     (51,434)
   Equity in net loss of IP-IV........................             15,780               42,038             20,432
   Amortization expense...............................                268                  732                787
   Changes in assets and liabilities:
     Interest receivable..............................             (2,189)                 777                631
     Accounts payable and accrued liabilities.........                 (3)
     Payable to affiliate.............................               (625)
     Accrued interest.................................             13,870                 (182)
                                                           --------------       --------------      -------------
Cash flows from operating activities..................               (628)             (28,248)           (29,584)
                                                           --------------       --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in IP-IV...............................           (260,304)                 (84)
   Purchases of escrowed investments..................            (88,755)
   Proceeds from maturity of escrowed investments ....                                  28,248             29,584
                                                           --------------       --------------      -------------
Cash flows from investing activities..................           (349,059)              28,164             29,584
                                                           --------------       --------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from long-term debt.....................            292,000
   Contributed capital................................            190,550                   84
   Partner distribution...............................           (119,775)
   Debt issue costs...................................            (12,098)
   Syndication costs..................................               (990)
                                                           --------------       --------------      -------------
Cash flows from financing activities..................            349,687                   84
                                                           --------------       --------------      -------------
Net change in cash....................................
Cash and cash equivalents, beginning of period........
                                                           --------------       --------------      -------------
Cash and cash equivalents, end of period..............     $                    $                   $
                                                           ==============       ==============      =============





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

                                                                     SCHEDULE II

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)


                                                                             ADDITIONS
                                                                     -------------------------
                                                       BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                       JANUARY 1,      BAD DEBT      OTHER                     DECEMBER 31,
                      DESCRIPTION                         1997         EXPENSE     ACCOUNTS(1)   WRITE-OFFS       1997
                      -----------                      ----------    -----------   -----------   -----------   ------------
Allowance for doubtful accounts......................  $    2,130    $     4,260   $       (8)   $   (4,697)   $      1,685


                                                                             ADDITIONS
                                                                     -------------------------
                                                       BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                       JANUARY 1,      BAD DEBT      OTHER                     DECEMBER 31,
                      DESCRIPTION                         1998         EXPENSE     ACCOUNTS      WRITE-OFFS       1998
                      -----------                      ----------    -----------   -----------   -----------   ------------
Allowance for doubtful accounts......................  $    1,685    $     3,389   $             $   (3,079)   $      1,995

----------

(1) Represents allowance for doubtful accounts balance sold in connection with the Company's sale of certain of its cable television assets in December 1997.

                                  EXHIBIT INDEX

     EXHIBIT                                                                                                        SEQUENTIALLY
     NUMBER                                                EXHIBIT                                                 NUMBERED PAGES
     ------                                                -------                                                 --------------
      *2.1         Asset Purchase and Sale Agreement dated as of October 25, 1995 by and between
                   ParCable, Inc. and InterMedia Partners of Tennessee, L.P. and amendment thereto.
                   (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request)...................................
      *2.2         Asset Purchase Agreement dated October 18, 1995 between Time Warner
                   Entertainment Company, L.P. and InterMedia Partners of Tennessee, L.P. and
                   amendment thereto. (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).............
      *2.3         Stock Purchase Agreement dated as of July 26, 1996 between InterMedia Capital
                   Management V, L.P. and InterMedia Partners IV, L.P. ..................................
      *2.4         Contribution Agreement dated as of April 30, 1996 by and between InterMedia
                   Capital Partners IV, L.P., InterMedia Partners and General Electric Capital
                   Corporation and amendments thereto.  (Schedules omitted. The Company agrees to furnish a copy of any schedule to the Commission upon request)........................
      *2.5         Contribution Agreement dated as of March 4, 1996 by and between InterMedia
                   Partners IV, L.P., TCI of Greenville, Inc., TCI of Piedmont, Inc. and TCI of
                   Spartanburg, Inc. and amendments thereto. (Exhibits and schedules omitted. The
                   Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request).........................................................................
      *2.6         Exchange Agreement dated as of December 18, 1995 by and between TCI
                   Communications, Inc. and InterMedia Partners Southeast and amendment thereto.
                   (Exhibits and schedules omitted. The Company agrees to furnish a copy of any exhibit or schedule to the Commission upon request)...................................
       3.3         Amended and Restated Agreement of Limited Partnership of InterMedia Capital
                   Partners IV, L.P. dated as of March 31, 1998 by and among InterMedia Capital
                   Management, LLC, InterMedia Capital Management IV, L.P. and various other limited partners......................................................................
      *4.2         Indenture dated as of July 30, 1996 by and among InterMedia Capital Partners IV,
                   L.P., InterMedia Partners IV, Capital Corp.  and The Bank of New York, as
                   trustee...............................................................................
      *4.3         Pledge and Escrow Agreement dated as of July 30, 1996 by and among InterMedia
                   Capital Partners IV, L.P., InterMedia Partners IV, Capital Corp., NationsBanc
                   Capital Markets, Inc. and The Bank of New York, as trustee and as collateral agent. (Annex I omitted. The Company agrees to furnish a copy of Annex I to the
                   Commission upon request)..............................................................
     *10.1         Revolving Credit and Term Loan Agreement dated as of July 30, 1996 among
                   InterMedia Partners IV, L.P. and The Bank of New York,  as Administrative
                   Agent, and The Bank of New York, NationsBank of Texas, N.A., Toronto
                   Dominion (Texas), Inc., as Arranging Agents,  and NationsBank of Texas, N.A.
                   and Toronto Dominion (Texas),  Inc., as Syndication Agents, and the Financial
                   Institution Parties thereto...........................................................
     *10.2         Security and Hypothecation Agreement dated as of July 30, 1996 by InterMedia
                   Partners of West Tennessee, L.P. in favor of The Bank of New York in its capacity as Agent for the benefit of the Lenders. (InterMedia Partners IV, L.P., InterMedia
                   Capital Partners IV, L.P., InterMedia Partners of Tennessee, InterMedia Partners
                   Southeast, Robin Media Holdings, Inc. and Robin Media Group each have entered into agreements which are substantially identical in all material respects to Exhibit
                   10.2).................................................................................

      *10.3        General Guarantee dated July 30, 1996 by and among InterMedia Partners of West
                   Tennessee, L.P. in favor of The Bank of New York, as agent to the financial institutions. (InterMedia Capital Partners IV, L.P., InterMedia Partners Southeast,
                   InterMedia Partners of Tennessee, Robin Media Holdings, Inc. and Robin Media
                   Group each have entered into agreements which are substantially identical in all material respects to Exhibit 10.3)....................................................
     **10.4        Satellite Services, Inc. Programming Supply Agreement dated January 28, 1996, by and between Satellite Services, Inc. and InterMedia Partners IV, L.P..................
   *** 10.12       Consent and Second Amendment to Revolving Credit and Term Loan Agreement,
                   dated as of July 30, 1996 and amended as of August 6, 1996, dated as of
                   February 28, 1997 among InterMedia Partners IV, L.P. and The Bank of New
                   York, as Administrative Agent, and The Bank of New York, NationsBank of
                   Texas, N.A., Toronto Dominion (Texas), Inc., as Arranging Agents, and
                   NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc., as Syndication
                   Agents and the Financial Institution Parties thereto..................................
       12.1        Computation of Ratios.................................................................
       21.1        List of Subsidiaries of InterMedia Capital Partners IV, L.P...........................
       24.1        Power of Attorney (included on page 127)..............................................
       27.1        Schedule of Financial Data for InterMedia Capital Partners IV,  L.P...................

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