Form 10-Q
period 1999-03-31
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1999-05-14
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 1999

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I -- FINANCIAL INFORMATION...................................................................  1
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................................  1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..................................................................... 14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................ 25

PART II -- OTHER INFORMATION...................................................................... 26
ITEM 1. LEGAL PROCEEDINGS......................................................................... 26
ITEM 2. CHANGES IN SECURITIES..................................................................... 26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................... 27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................... 27
ITEM 5. OTHER INFORMATION......................................................................... 27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................... 34

SIGNATURES........................................................................................ 35


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          DECEMBER 31              MARCH 31
                                                                              1998                   1999
                                                                          -----------             ---------
                                                                                                  (unaudited)
ASSETS
Cash and cash equivalents ........................................         $   2,236              $   4,047
Accounts receivable, net of allowance for doubtful accounts of
   $1,995 and $1,776, respectively ...............................            22,716                 21,959
Escrowed investments held to maturity ............................            30,923                 15,450
Interest receivable on escrowed investments ......................               791                    177
Receivable from affiliate ........................................             7,086                  7,721
Prepaids .........................................................               695                  1,572
Other current assets .............................................               217                    231
                                                                           ---------              ---------
   Total current assets ..........................................            64,664                 51,157
Intangible assets, net ...........................................           507,500                484,829
Property and equipment, net ......................................           340,028                341,484
Deferred income taxes ............................................            12,598                 14,294
Investments and other non-current assets .........................             3,867                  6,539
                                                                           ---------              ---------
   Total assets ..................................................         $ 928,657              $ 898,303
                                                                           =========              =========

LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt ................................         $     500              $   1,000
Accounts payable and accrued liabilities .........................            29,507                 26,508
Payable to affiliates ............................................             4,702                  5,093
Deferred revenue .................................................            18,946                 17,828
Accrued interest .................................................            17,958                  9,724
                                                                           ---------              ---------
   Total current liabilities .....................................            71,613                 60,153
Deferred channel launch revenue ..................................             6,485                  5,808
Long-term debt ...................................................           884,000                885,500
Other non-current liabilities ....................................             1,247                  3,941
                                                                           ---------              ---------
   Total liabilities .............................................           963,345                955,402
                                                                           ---------              ---------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares ..........................            14,184                 14,430
PARTNERS' CAPITAL
Preferred limited partnership interest ...........................            24,888                 24,888
Junior preferred limited partnership interest ....................            (1,423)                (1,423)
General and limited partners' capital ............................           (70,487)               (93,144)
Note receivable from general partner .............................            (1,850)                (1,850)
                                                                           ---------              ---------
   Total partners' capital .......................................           (48,872)               (71,529)
                                                                           ---------              ---------
   Total liabilities and partners' capital .......................         $ 928,657              $ 898,303
                                                                           =========              =========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                   1998                  1999
                                                                 --------              --------
REVENUES
Basic and cable services ...............................         $ 46,012              $ 51,911
Pay service ............................................           10,112                10,644
Other service ..........................................            9,228                15,090
                                                                 --------              --------
                                                                   65,352                77,645
                                                                 --------              --------
COSTS AND EXPENSES
Program fees ...........................................           15,301                18,068
Other direct expenses ..................................            6,606                 7,483
Selling, general and administrative expenses ...........           13,130                15,485
Management and consulting fees .........................              838                   838
Depreciation and amortization ..........................           32,772                41,770
                                                                 --------              --------
                                                                   68,647                83,644
                                                                 --------              --------
Loss from operations ...................................           (3,295)               (5,999)
                                                                 --------              --------
OTHER INCOME (EXPENSE)
  Interest and other income ............................            1,203                   673
  Interest expense .....................................          (19,519)              (18,458)
  Other expense ........................................             (305)                  (61)
                                                                 --------              --------
                                                                  (18,621)              (17,846)

Loss before income tax benefit and minority interest ...          (21,916)              (23,845)
Income tax benefit .....................................            1,595                 1,696
                                                                 --------              --------
Net loss before minority interest ......................          (20,321)              (22,149)
Minority interest ......................................             (229)                 (246)
                                                                 --------              --------
Net loss ...............................................         $(20,550)             $(22,395)

OTHER COMPREHENSIVE INCOME:
Unrealized holding loss on available-for-sale
   securities ..........................................                                   (262)
                                                                 --------              --------
Comprehensive loss .....................................         $(20,550)             $(22,657)
                                                                 ========              ========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                            JUNIOR
                                           PREFERRED       PREFERRED
                                            LIMITED         LIMITED        GENERAL         LIMITED       NOTES
                                            PARTNER         PARTNER        PARTNER         PARTNERS    RECEIVABLE      TOTAL
                                           ---------       ---------       --------        --------    ----------     --------
Balance at December 31, 1997 .........      $ 24,888        $              $               $(20,751)    $ (1,850)     $  2,287
Conversion of Limited Partner
  Interest to Junior Preferred
  Limited Partner Interest ...........                        (1,423)                         1,423
Net loss .............................                                                      (51,434)                   (51,434)
Other comprehensive income ...........                                                          275                        275
                                            --------        --------       --------        --------     --------      --------

Balance at December 31, 1998 .........        24,888          (1,423)                       (70,487)      (1,850)      (48,872)
Net loss (unaudited) .................                                                      (22,395)                   (22,395)
Other comprehensive income (unaudited)                                                         (262)                      (262)
                                            --------        --------       --------        --------     --------      --------

Balance at March 31, 1999
  (unaudited) ........................      $ 24,888        $ (1,423)      $               $(93,144)    $ (1,850)     $(71,529)
                                            ========        ========       ========        ========     ========      ========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                  1998                  1999
                                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................        $(20,550)             $(22,395)
   Minority interest ...................................             229                   246
   Loss on disposal of fixed assets ....................               4
   Depreciation and amortization .......................          33,160                42,172
   Changes in assets and liabilities:
        Accounts receivable ............................           2,093                   757
        Receivable from affiliates .....................            (652)                 (635)
        Prepaids .......................................          (1,047)                 (877)
        Interest receivable on escrowed investments ....             952                   614
        Other current assets ...........................              51                   (14)
        Deferred income taxes ..........................          (1,595)               (1,696)
        Investments and other non-current assets .......             138                (2,934)
        Accounts payable and accrued liabilities .......          (5,749)               (1,249)
        Payable to affiliates ..........................             644                   391
        Deferred revenue ...............................           2,218                (1,199)
        Accrued interest ...............................          (8,229)               (8,234)
        Deferred channel launch revenue ................            (331)                 (596)
        Other non-current liabilities ..................              11                 2,694
                                                                --------              --------
   Cash flows from operating activities ................           1,347                 7,045
                                                                --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment ..............................         (23,534)              (22,644)
   Intangible assets ...................................            (836)                  (63)
   Proceeds from maturity of escrowed investments ......          14,508                15,473
                                                                --------              --------
   Cash flows from investing activities ................          (9,862)               (7,234)
                                                                --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt ........................          10,500                 2,000
                                                                --------              --------
   Cash flows from financing activities ................          10,500                 2,000
                                                                --------              --------
Net change in cash and cash equivalents ................           1,985                 1,811
Cash and cash equivalents, beginning of period .........           6,388                 2,236
                                                                --------              --------
Cash and cash equivalents, end of period ...............        $  8,373              $  4,047
                                                                ========              ========


           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. THE COMPANY AND BASIS OF PRESENTATION

        InterMedia Capital Partners IV, L.P. ("ICP-IV"), a California limited partnership, was formed on March 19, 1996, as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, for the purpose of acquiring and operating cable television systems in three geographic clusters, all located in the southeastern United States.

        As of March 31, 1999, ICP-IV's systems served the following number of basic subscribers and passed the following number of homes:


                                              Basic              Homes
                                           Subscribers           Passed
                                             -------             -------
Nashville/Mid-Tennessee Cluster .....        343,020             532,531
Greenville/Spartanburg Cluster ......        153,526             246,834
Knoxville/East Tennessee Cluster ....        105,738             153,106
                                             -------             -------
       Total ........................        602,284             932,471
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

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1998.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


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

2. ACQUISITIONS, SALE AND EXCHANGE OF CABLE PROPERTIES

Acquisitions

        On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV (see Note 7--Related Party Transactions). The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

        On July 30, 1996, the Company acquired cable television systems serving as of the acquisition date approximately 360,100 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/Spartanburg System to the Company by affiliates of AT&T Broadband & Internet Services ("AT&TBIS"), formerly Tele-Communications, Inc.

        Affiliates of AT&TBIS contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of debt which was simultaneously repaid by the Company with proceeds from the Financing. On March 31, 1998, AT&TBIS converted 5.4% of its limited partner interest in ICP-IV into a $26,458 junior preferred limited partner interest in ICP-IV with a preferred return of 12.75% compounded annually and senior in priority to the limited partner interest, other than the preferred limited partner interest. AT&TBIS's original capital contribution related to the converted interest was $18,057. The conversion of the 5.4% limited partner interest was recorded at book value of $1,423 at March 31, 1998. After giving effect to the conversion, AT&TBIS owns a 49.6% non-preferred limited partner interest in ICP-IV, including a 3.8% limited partner interest held by InterMedia Partners, a California limited partnership ("IP") and a 1.2% interest held by ICM-IV. Effective January 2, 1998, AT&TBIS owns a 99.999% limited partner interest in IP, and effective August 5, 1997, AT&TBIS owns a 99.997% limited partner interest in ICM-IV (see
Note 7--Related Party Transactions).

        AT&TBIS held substantial direct and indirect ownership interests in each of RMH, IPWT and the Greenville/Spartanburg System prior to July 30, 1996. As a result of AT&TBIS's substantial continuing interest in

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


RMG, IPWT and the Greenville/Spartanburg System after the Company's acquisitions, the acquired assets of these entities have been accounted for at their historical basis as of the acquisition date. Results of operations for these entities have been included in the Company's consolidated results only from the acquisition date.

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

Sale

        On December 5, 1997, the Company sold its cable television assets serving approximately 7,400 basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain of $10,006.

Exchange

        On December 31, 1998, the Company exchanged certain of its cable system assets located in an around central and eastern Tennessee ("Exchanged Assets"), serving approximately 16,000 basic subscribers, for cable system assets located in and around eastern and western Tennessee, serving approximately 15,500 basic subscribers, and cash of $736. The exchange resulted in a gain of $42,113, calculated as the difference between the fair value of the assets received and the net book value of the Exchanged Assets, plus net proceeds received of $736.

3. ESCROWED INVESTMENTS HELD TO MATURITY

        The Company's escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to four months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes through August 1, 1999 (see Note 5 -- Long-term Debt). The fair value and maturities of U.S. Treasury Notes held in escrow are as follows:


                                          DECEMBER 31, 1998              MARCH 31, 1999
                                      ------------------------      ------------------------
                                      CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                       VALUE        FAIR VALUE       VALUE        FAIR VALUE
                                      --------      ----------      --------      ----------
Matures within 1 year..........       $ 30,923       $ 31,584       $ 15,450       $ 16,009

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



        The fair values of the investments are based on quoted market prices.

4.  @HOME WARRANTS

        Under a distribution agreement with At Home Corporation ("@Home") the Company provides high-speed Internet access to subscribers over the Company's distribution network in certain of its cable television systems. In January 1999, the Company and certain of its affiliates entered into related agreements whereby @Home would issue to the Company and its affiliates warrants to purchase shares of @Home's Series A Common Stock ("@Home Stock") at an exercise price of ten dollars and fifty cents per share. Under the provisions of the agreements, management estimates that the Company may purchase up to 610,000 shares of @Home Stock. The warrants become vested and exercisable, subject to certain forfeiture and other conditions, based on operational targets which include offering the @Home service by the Company in its service areas and obtaining specified numbers of @Home subscribers over the remaining six year term of the @Home distribution agreement. As of and for the three months ended March 31, 1999 investments and other service revenue include $2,964 representing the fair market value of warrants to purchase 23,138 shares of @Home Stock.

5.  LONG-TERM DEBT

        Long-term debt consists of the following:


                                                                   DECEMBER 31,            MARCH 31,
                                                                       1998                  1999
                                                                   ------------            ---------
Bank revolving credit facility, $450,000 commitment
   as of March 31, 1999, interest currently at LIBOR
   plus 0.88% (6.03%) or ABR (7.75%) payable quarterly,
   matures July 1, 2004 ....................................        $ 373,000              $ 375,000
Bank term loan, interest at LIBOR plus 1.75% (6.88%)
   payable quarterly, matures January 1, 2005 ..............          219,500                219,500
11 1/4% senior notes, interest payable semi-annually,
   due August 1, 2006 ......................................          292,000                292,000
                                                                    ---------              ---------
                                                                      884,500                886,500
Less current portion of long-term debt .....................             (500)                (1,000)
                                                                    ---------              ---------
Long-term debt .............................................        $ 884,000              $ 885,500
                                                                    =========              =========


        The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $450,000 of available credit. Revolving credit facility commitments are permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0. At December 31, 1998, the interest rates were 6.00%, 6.06%, 6.50% and 7.75% on borrowings of $181,000, $182,000, $6,000 and $4,000, respectively, outstanding under the revolving credit facility. At March 31, 1999, the interest rates were 6.06%, 6.00%, 5.88% and 7.75% on borrowings of $182,000, $181,000, $6,000 and $6,000, respectively, outstanding under the revolving credit facility.

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

        The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1998 and March 31, 1999, the fair market value of the interest rate swaps was $(4,217) and $(2,914), respectively.

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

        As of December 31, 1998 and March 31, 1999, ICP-IV has $31,714 and $15,627, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

        ICP-IV is the issuer of the Notes and, as a holding company, has no direct operations. The Notes are structurally subordinated to borrowings of IP-IV under the Bank Facility. The Bank Facility restricts IP-IV and its subsidiaries from paying dividends and making other distributions to ICP-IV.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


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

        Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1998 and March 31, 1999 is $327,040 and $328,500, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1998 and March 31, 1999 approximate their fair value.

6.  COMMITMENTS AND CONTINGENCIES

        The Company is committed to provide cable television services under franchise agreements with remaining terms of up to eighteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

        Current Federal Communications Commission ("FCC") regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

        The Company has been named in several certified class actions in various jurisdictions concerning its late fee charges and practices. Certain cable systems owned by the Company charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and common law. Plaintiffs generally allege that the late fees charged by the Company's cable systems in the States of Tennessee, South Carolina and Georgia are not reasonably related to the costs incurred by the cable systems as a result of late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are either at the early stages of the litigation process or are subject to a case management order that sets forth a process leading to mediation. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

        Under existing Tennessee laws and regulations, the Company pays an Amusement Tax in the form of a sales tax on programming service revenues generated in Tennessee in excess of charges for the basic and expanded basic levels of service. Under the existing statute, only the service charges or fees in excess of the charges for the "basic cable" television service package are not exempt from the Amusement Tax. Related regulations clarify the definition of basic cable to include two tiers of service, which the Company's management and other operators in Tennessee have interpreted to mean both the basic and expanded basic levels of service.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


        The Tennessee Department of Revenue ("TDOR") has proposed legislation which would replace the Amusement Tax under the existing statute with a new sales tax on all cable service revenues in excess of twelve dollars per month. The new tax would be computed at a rate approximately equal to the existing effective tax rate.

        Unless the Company and other cable operators in Tennessee support the proposed legislation, the TDOR has suggested that it would assess additional taxes on prior years' expanded basic service revenue. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it.

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

7.  RELATED PARTY TRANSACTIONS

        InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $1,804 and $1,437 for the three months ended March 31, 1998 and 1999, respectively. Receivable from affiliates at December 31, 1998 and March 31, 1999 includes $179 and $710, respectively, of advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

        Effective January 1, 1998, IMI also provides certain management services to ICP-IV and its subsidiaries for a per annum fee of $3,350, of which IMI will defer 20% per annum, payable in each following year, in order to support the Company's debt. Prior to January 1, 1998, ICM-IV provided such management services to the Company for the same per annum fee of $3,350.

        As an affiliate of AT&TBIS, ICP-IV is able to purchase programming services from a subsidiary of AT&TBIS. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should AT&TBIS's ownership in ICP-IV significantly decrease. Programming fees charged by the AT&TBIS subsidiary

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


for the three months ended March 31, 1998 and 1999 amounted to $11,203 and $12,703, respectively. Payable to affiliates includes programming fees payable to the AT&TBIS subsidiary of $4,032 and $4,255 as of December 31, 1998 and March 31, 1999, respectively.

        On January 1, 1998 an affiliate of AT&TBIS entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, AT&TBIS is entitled to varying percentage shares of the incremental growth in annual cash flow from advertising sales above specified targets. Management fees charged by the AT&TBIS subsidiary for the three months ended March 31, 1998 and 1999 amounted to $81 and $135, respectively. Receivable from affiliates at December 31, 1998 and March 31, 1999 includes $6,907 and $7,011, respectively, of receivables from AT&TBIS for advertising sales.

8.  CHANNEL LAUNCH REVENUE

        During 1997 and 1998 the Company received payments from certain programmers to launch and promote their new channels. Of the total amount received, the Company recognized advertising revenue of $217 during the three months ended March 31, 1999 for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range from five and ten years. The Company amortized $309 and $479 of the remaining payments during the three months ended March 31, 1998 and 1999, respectively.

9.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

        During the three months ended March 31, 1998 and 1999, the Company paid interest of $27,360 and $26,290, respectively.

10.  SUBSEQUENT EVENT

Pending Sales and Exchange

        On April 20, 1999 the Company entered into agreements with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also, the Company executed agreements, subject to consents from the preferred and limited partners of ICP-IV, which provide for payment of cash distributions to the preferred and limited partners, other than AT&TBIS, of approximately $510 million for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third or fourth quarter of 1999. Consummation of the Charter

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


Transactions are subject to a number of conditions including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents.

        Assuming consummation of the Charter Transactions, expected net proceeds from the Charter Transactions combined with cash flows from operations will not be sufficient to meet the Company's obligations under its Bank Facility and the Notes and its obligations to make the Final Equity Distributions. Upon consummation of the Charter Transactions and the Final Equity Distributions, AT&TBIS will own 99.999% of the partner interests in the Company. It is the understanding of the Company's management that AT&TBIS will address the Company's on-going liquidity needs after the closing of the Charter Transactions and the Final Equity Distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to assist in an understanding of significant changes and trends related to the results of operations and financial condition of the Company and should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1998. This discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements. This discussion and analysis should be read in conjunction with the separate financial statements of the Company.

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

Acquisitions

        During the year ended December 31, 1996 the Company acquired cable television systems serving as of the acquisition dates approximately 567,200 basic subscribers in Tennessee, South Carolina and Georgia through (i) the Company's acquisition on July 30, 1996 of controlling equity interests in IPWT and RMG, (ii) the equity contribution on July 30, 1996 of the Greenville/Spartanburg System to the Company by AT&TBIS, (iii) the purchase of the Nashville System on August 1, 1996, and (iv) the purchases of cable television systems serving approximately 59,600 basic subscribers at various acquisition dates during 1996 (the "Miscellaneous Acquisitions").

        The Miscellaneous Acquisitions and the purchase of the Nashville System have been accounted for as purchases in accordance with APB16.

        IPWT, RMG and the Greenville/Spartanburg System were acquired from entities in which AT&TBIS had a significant ownership interest. Because of AT&TBIS's substantial continuing interest in these entities as a 49.6% limited partner in ICP-IV (as discussed in Note 2 to the Consolidated Financial Statements included herein), these acquisitions were accounted for at their historical cost basis as of the acquisition date. Results of these entities are included in the Company's consolidated results of operations only from the date of acquisition.

Pending Sales and Exchange

        On April 20, 1999 the Company entered into agreements with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also, the Company executed agreements, subject to consents from the preferred and limited partners of ICP-IV, which provide for payment of cash distributions to the preferred and limited partners, other than AT&TBIS, of approximately $510 million for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third or fourth quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents. Upon consummation of the Charter Transactions and the Final Equity Distributions, AT&TBIS will own 99.999% of the partner interests in the Company.

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

        The Company is subject to competition from alternative providers of video services, including direct broadcast satellite ("DBS") service providers, wireless service providers and local telephone companies. Specifically, the Company is subject to increasing competition in the Multiple Dwelling Unit market from various entities, including satellite master antenna television ("SMATV") companies and other franchised cable operators which are offering bundled services including cable, Internet access and telephony. BellSouth has applied for cable franchises in certain of the Company's franchise areas and is acquiring a number of wireless cable companies in regions where the Company operates. However, BellSouth has since acknowledged it is postponing its request for cable franchises in these areas but continues to pursue the provision of wireless cable services in certain areas in the Southeast. On October 22, 1996 the Tennessee Cable Telecommunications Association and the Cable Television Association of Georgia filed a formal complaint with the FCC challenging certain alleged acts and practices that BellSouth is taking in certain areas of Tennessee and Georgia including, among others, subsidizing its deployment of cable television facilities with regulated services revenues that are not subject to competition. The Company is joined by several other cable operators in the complaint. The cross-subsidization claims are currently pending before the FCC's Common Carrier Bureau. The Company cannot predict the likelihood of success on this complaint. In addition, BellSouth has recently announced plans to launch its Digital Subscriber Line ("DSL") services which will compete with the Company's high speed Internet access services. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Competition in Cable Television Industry; Rapid Technological Change."

        The Company cannot predict the extent to which competition will continue to materialize or the extent of its effect on the Company.

Transactions with Affiliates

        Due to AT&TBIS's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of AT&TBIS. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's length negotiations with third parties. The loss of the relationship with AT&TBIS could adversely affect the financial position and results of operations of the Company. During the three months ended March 31, 1998 and 1999 the Company paid 73.2% and 70.3%, respectively, of its program fees to SSI.

        The Company and its affiliated entities, InterMedia Partners and InterMedia Capital Partners VI, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is the managing member of ICM-IV LLC, the managing general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.8 million and $1.4 million to the Company for the three months ended March 31, 1998 and 1999, respectively.

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


                                                                        Three Months Ended March 31,
                                                  -------------------------------------------------------------------------
                                                                1998                                     1999
                                                  -------------------------------           -------------------------------
                                                                        Percentage                                Percentage
                                                    Amount              of Revenue           Amount               of Revenue
                                                  ---------             ---------           ---------             ---------
                                                                                 (unaudited)
Statement of Operations Data:
Revenue ..................................        $  65,352                 100.0%          $  77,645                 100.0%

Costs and Expenses:
  Program fees ...........................           15,301                  23.4              18,068                  23.3
  Other direct expenses(1) ...............            6,606                  10.1               7,483                   9.6
  Selling, general and administrative
    expenses(2) ..........................           13,130                  20.1              15,485                  19.9
  Management and consulting fees .........              838                   1.3                 838                   1.1
  Depreciation and amortization ..........           32,772                  50.1              41,770                  53.8
                                                  ---------             ---------           ---------             ---------

Loss from operations .....................           (3,295)                 (5.0)             (5,999)                 (7.7)
Interest and other income ................            1,203                   1.8                 673                   0.9
Interest expense .........................          (19,519)                (29.9)            (18,458)                (23.8)
Other expense ............................             (305)                 (0.5)                (61)                 (0.1)
Income tax benefit .......................            1,595                   2.4               1,696                   2.2
Minoity interest .........................             (229)                 (0.4)               (246)                 (0.3)
                                                  ---------             ---------           ---------             ---------

Net loss .................................        $ (20,550)                (31.4)%         $ (22,395)                (28.8)%
                                                  =========             =========           =========             =========

Other Data:
EBITDA(3) ................................        $  29,477                  45.1%          $  35,771                  46.1%



---------

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

Revenues

        The Company's revenues for the three months ended March 31, 1999 increased to $77.6 million as compared with $65.4 million for the three months ended March 31, 1998 due primarily to i) basic subscriber rate increases which resulted in increased revenue of approximately $4.7 million, ii) increased number of basic subscribers due to household growth, which accounted for approximately $1.2 million of the increased revenue, iii) $0.5 million increase in pay per view revenue, and iv) a $5.9 million increase in other service revenue. The increase in other service revenue is due primarily to increases in advertising sales, digital installation and converter revenues and data service revenues generated from providing high-speed Internet access over the Company's broadband network. The Company began offering data and digital services to its subscribers in September 1997 and March 1998, respectively. Other service revenue for the three months ended March 31, 1999 also includes $3.0 million of income recognized for @Home warrants exercisable by the Company as of March 31, 1999 pursuant to its agreements with @Home (see Note 4--@Home Warrants to the Condensed Consolidated Financial Statements).

        The Company served approximately 602,300 basic subscribers at March 31, 1999 compared to 583,500 basic subscribers at March 31, 1998. Average monthly basic service revenue per basic subscriber for the three months ended March 31, 1999 was $29.13 compared to $26.47 for the three months ended March 31, 1998. The increase represents rate increases implemented by the Company's cable systems during 1998 and the three months ended March 31, 1999, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

        Program fees for the three months ended March 31, 1999 increased to $18.1 million, as compared with $15.3 million for the three months ended March 31, 1998 due primarily to higher rates charged by certain programmers and increased number of channels offered by certain of the Company's systems to their basic subscribers. Average monthly program cost per basic subscriber for the three months ended March 31, 1999 was $10.14 compared to $8.80 for the three months ended March 31, 1998. Program fees for the three months ended March 31, 1999 represent 28.9% of basic and pay service revenues compared to 27.3% for the three months ended March 31, 1998. The increase as a percentage of basic and pay service revenues reflects the impact of program fee rate increases outpacing revenue growth for the period.

Other Direct Expenses

        Other direct expenses increased to $7.5 million for the three months ended March 31, 1999 compared to $6.6 million for the three months ended March 31, 1998. The increase is due primarily to an increase in non-capitalizable installation activities, including reconnects, disconnects and relocation of cable outlets, and increases resulting from employee incentive compensation programs. Other direct expenses as a percentage of total revenues remained relatively constant at 9.6% for the three months ended March 31, 1999 compared to 10.1% for the three months ended March 31, 1998.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 increased to $15.5 million compared to $13.1 million for the three months ended March 31, 1998 due primarily to (i) increased payroll costs due to annual wage increases and employee incentive compensation programs, and (ii) increased marketing expenses. SG&A as a percentage of total revenues remained relatively constant at 19.9% for the three months ended March 31, 1999 compared to 20.1% for the three months ended March 31, 1998.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 1999 increased to $41.8 million compared to $32.8 million for the three months ended March 31, 1998 due primarily to (i) capital expenditures of $94.3 million for the twelve months ended March 31, 1999 and (ii) increases in property and equipment and intangible assets balances which resulted from the exchange of certain cable system assets in December 1998, offset by (iii) the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

        Interest and other income for the three months ended March 31, 1999 decreased to $0.7 million compared to $1.2 million for the three months ended March 31, 1998. The decrease is due primarily to a decrease in interest income earned on the escrowed investments held to be used by the Company to make semi-annual interest payments on the Notes, which resulted from decreases in the escrowed investment balances.

Interest Expense

        Interest expense decreased to $18.5 million for the three months ended March 31, 1999 compared to $19.5 million for the three months ended March 31, 1998 due primarily to lower interest rates during the three months ended March 31, 1999 compared to the same period in 1998, offset by higher debt balances.

Net Loss

        The Company's net loss for the three months ended March 31, 1999 increased to $22.4 million from $20.6 million for the three months ended March 31, 1998. The increase is due primarily to an increase in depreciation and amortization expense, offset by an increase in EBITDA and a decrease in interest expense.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain statement of cash flows information of the Company (in thousands) for the three months ended March 31, 1998 and 1999.


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------------------------
                                                   1998                  1999
                                                 --------              --------
                                                           (UNAUDITED)
Statement of Cash Flows Data:
Cash flows from operating activities ...         $  1,347              $  7,045
Cash flows from investing activities ...           (9,862)               (7,234)
Cash flows from financing activities ...           10,500                 2,000


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

Cash Flows From Investing Activities

        The Company purchased property and equipment of $23.5 million during the three months ended March 31, 1998 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations. During the three months ended March 31, 1998 the Company also paid approximately $0.8 million for the right to provide cable services to several multiple dwelling units in Nashville and Greenville/Spartanburg.

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

        The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from maturity of its escrowed investments and related accrued interest, as described above, borrowings from the bank revolving credit facility and cash available from operations.

THREE MONTHS ENDED MARCH 31, 1999

        The Company's cash balance increased by $1.8 million from $2.2 as of January 1, 1999 to $4.0 million as of March 31, 1999.

Cash Flows from Operating Activities

        The Company generated cash flows from operating activities of $7.0 million for the year ended March 31, 1999 reflecting (i) income from operations of $35.8 million before non-cash charges to income for depreciation and amortization of $41.8 million; (ii) interest and other income received of $1.3 million, primarily from the escrowed investments; (iii) interest paid of $26.3 million; and (iv) other net working capital uses and non-operating expenses of $3.8 million.

Cash Flows from Investing Activities

        The Company purchased property and equipment of $22.6 million during the three months ended March 31, 1999 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

        The Company received $15.5 million in proceeds from maturity of its escrowed investments on January 31, 1999. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.4 million on February 1, 1999.

Cash Flows from Financing Activities

        The Company's cash flows from financing activities for the three months ended March 31, 1999 represented net borrowings of $2.0 million under the bank revolving credit facility.

        The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the maturity of its escrowed investments and related accrued interest, as described above, borrowings from the bank revolving credit facility and cash available from operations.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

        The Company's most significant capital needs are to service its debt and to finance cable system upgrades and rebuilds, plant extensions and purchases of converters and other customer premise equipment. Planned capital expenditures also provide for initial subscriber installations, purchases of digital and advertising insertion equipment and replacement purchases of machinery and equipment.

        To make the most efficient use of its capital, management continually reassesses the need for modifications in system architecture and detailed technical specifications by considering the Company's current system technical profile, the technological changes in the cable industry, additional revenue potential, competition, cost effectiveness and requirements under franchise agreements.

        For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility currently provides for borrowings up to $450.0 million in the aggregate, with permanent semi-annual commitment reductions, and matures in 2004. As of March 31, 1999, the Company had $375.0 million outstanding under the revolving credit facility, leaving availability of $75.0 million. Prior to January 1, 1999, the Company had no mandatory amortization requirements under the Bank Facility.

        Management believes that the Company will be able to realize growth in revenue over the next several years through a combination of household growth, effective rate increases and new product offerings that the Company continues to make available.

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

        The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of March 31, 1999 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

Pending Sales and Exchange and Equity Distributions

        Assuming consummation of the Charter Transactions, expected net proceeds from the Charter Transactions of approximately $850 million combined with cash flows from operations will not be sufficient to meet the Company's obligations under its Bank Facility and the Notes and its obligations to make the Final Equity Distributions. Upon consummation of the Charter Transactions and the Final Equity Distributions, AT&TBIS will own 99.999% of the partner interests in the Company. It is the understanding of the Company's management that AT&TBIS will address the Company's on-going liquidity needs after the closing of the Charter Transactions and the Final Equity Distributions.

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

YEAR 2000

        The Company has developed a plan to review, assess and resolve its year 2000 problem. The Company has completed a review of its computer and operating systems to identify those systems that could be affected by the year 2000 problem and has developed an implementation plan to resolve the issues. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

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


                                    Percent of Items Inventoried
                              -----------------------------------------
Year 2000                     Distribution                     Internal
Readiness                        Systems                        Systems
---------                     ------------                     --------
Ready                               86%                            74%
Ready by end of 1999                13%                            22%
Status unknown                       0%                             4%
Not compliant                        1%                             0%


Of these items, the Company plans to replace those that are not compliant and those for which the status is unknown.

        Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by AT&TBIS in addition to conferences hosted by a major industry technical association, and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

        The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. The Company is continuing its remediation, testing and implementation efforts. In addition, by June 1999 the Company expects to have completed remediation of its financial information and related systems.

        The Company's overall progress by phase is as follows:


                                                   Complete
                       Expected          --------------------------
                      Completion         Distribution      Internal
 Phase                    Date              Systems         Systems
-------------------------------------------------------------------
Assessment              May 1999               95%             90%
Remediation            June 1999               52%              0%
Testing              August 1999               20%             60%
Implementation       August 1999               52%              0%


        The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such phases will be completed on such dates. The Company intends to conduct on site inspections of items inventoried and audits of remediation and implementation activities at a number of its cable systems during the second quarter of 1999.

        Year 2000 expenditures for the three months ended March 31, 1998 and 1999 were not material to the Company's results of operations. Management of the Company currently estimates that year 2000 expenditures for 1999 will be at least $4.0 million. Although no assurances can be given, management currently expects that (i) cash flows from operations will be sufficient to fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

        The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the second quarter of 1999. Although the Company is in the process of researching the year 2000 readiness of its suppliers and vendors, the Company can make no representation regarding the year 2000 compliance status of systems outside its control and currently cannot assess the effect on it of any non-compliance by such systems or parties.

        AT&TBIS manages the Company's advertising business and related services. AT&TBIS is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of AT&TBIS's year 2000 program, refer to AT&TBIS's most recent filings with the Securities and Exchange Commission.

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

        Despite the Company's best efforts, there is no assurance that all material risks associated with year 2000 issues will have been adequately identified and corrected by the end of 1999.

        If critical systems related to the Company's operations are not successfully remediated, the Company could face claims of breach of obligations to provide cable services under local franchise agreements, breach of programming contracts with respect to signal carriage, breach of contracts for cable system sales or exchanges, potential deemed violations of "must carry" requirements under FCC rules and regulations, and potential claims by investors or creditors for financial losses suffered as a result of year 2000 non-compliance. The Company cannot predict the likelihood that any such claims might materialize or the extent of potential losses from any such claims.

        (For a description of the above risks and uncertainties, see the Certain Factors Affecting Future Results section under Item 5 of PART II.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company manages interest rate risk by maintaining a mix of fixed and variable rate debt that will lower borrowing costs within reasonable risk parameters. Interest rate swap agreements are used to effectively convert variable rate debt to fixed rate debt. At December 31, 1998 and March 31, 1999, the Company had interest rate swap agreements to pay quarterly interest at fixed rates ranging from 6.28% to 6.3225% and receive quarterly interest at variable rate equal to LIBOR on $120.0 million notional amount of indebtedness, which represented approximately 20.3% and 20.2% of the Company's underlying debt subject to variable interest rates at December 31, 1998 and March 31, 1999, respectively. During the three months ended March 31, 1998 and 1999, the Company's net payments pursuant to the interest rate swap agreements were $0.2 and $0.3 million, respectively.

        Based on the Company's variable-rate debt and related interest rate swap agreements outstanding at March 31, 1999, each 100 basis point increase or decrease in the level of interest rates would increase or decrease the Company's quarterly interest expense and related cash payments by approximately $1.2 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

        Under existing Tennessee laws and regulations, the Company pays an Amusement Tax in the form of a sales tax on programming service revenues generated in Tennessee in excess of charges for the basic and expanded basic levels of service. Under the existing statute, only the service charges or fees in excess of the charges for the "basic cable" television service package are not exempt from the Amusement Tax. Related regulations clarify the definition of basic cable to include two tiers of service, which the Company's management and other operators in Tennessee have interpreted to mean both the basic and expanded basic levels of service.

        The Tennessee Department of Revenue ("TDOR") has proposed legislation which would replace the Amusement Tax under the existing statute with a new sales tax on all cable service revenues in excess of twelve dollars per month. The new tax would be computed at a rate approximately equal to the existing effective tax rate.

        Unless the Company and other cable operators in Tennessee support the proposed legislation, the TDOR has suggested that it would assess additional taxes on prior years' expanded basic service revenue. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it.

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


                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

        The Company has indebtedness that is substantial in relation to partners' capital. On March 31, 1999, the Company's total debt balance was approximately $886.5 million and partners' capital was a deficit balance of approximately $71.5 million. In addition, subject to the restrictions in the bank debt agreements and indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for capital expenditures; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

FUTURE CAPITAL REQUIREMENTS

        Consistent with the Company's business strategy, and in order to comply with requirements imposed by certain of its franchising authorities and to address existing and potential competition, the Company has implemented and has substantially completed the Capital Improvement Program. Although the Company has and will continue to upgrade portions of its systems over the next several years, there can be no assurance that the Company's upgrades of its cable television systems will allow it to remain competitive with competitors that either do not rely on cable into the home (e.g., DBS service and multipoint multichannel distribution service ("MMDS") systems) or have access to significantly greater amounts of capital and an existing communications network (e.g., certain telephone companies). The Company's business requires continuing investment to finance capital expenditures and related expenses for expansion of the Company's subscriber base and system development. There can be no assurance that the Company will be able to fund its capital requirements. The Company's inability to make its planned capital expenditures could have a material adverse effect on the Company's operations and competitive position and could have a material adverse effect on the Company's ability to service its debt, including the Notes.

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

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

        Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, SMATV, Local Multipoint Distribution Service ("LMDS") and other new technologies. Other new technologies may become competitive with services that cable communications systems can offer. For example, Bell South has announced its plans to launch its Digital Subscriber Line services which will compete with the Company's high speed Internet access services. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV"). Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted.

        In addition, the Telecommunications Act of 1996 (the "1996 Act") has repealed the cable/telephone cross-ownership ban, and telephone companies will now be permitted to provide cable television service within their service areas. Certain of such potential service providers have greater financial resources than the Company, and in the case of local exchange carriers seeking to provide cable service within their service areas, have an installed plant and switching capabilities, any of which could give them competitive advantages with respect to cable television operators such as the Company.

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

REGULATION OF THE CABLE TELEVISION INDUSTRY

        The cable television industry is subject to extensive regulation at the federal, state and local levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. In February 1996, Congress passed, and the President signed into law, major telecommunications reform legislation, the Telecommunications Act of 1996. Among other things, the 1996 Act eliminated rate regulation for CPS packages for all cable television systems effective March 31, 1999. The FCC is undertaking numerous rulemaking proceedings to interpret and implement the provisions of the 1996 Act. The 1996 Act and the FCC's implementing regulations could have a significant effect on the cable television industry. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed substantial regulation on the cable television industry, including rate regulation, and significant portions of the 1992 Act remain in effect despite the enactment of the 1996 Act and remain highly relevant to the Company's operations.

        The Company elected the benchmark or cost-of-service methodologies to justify its basic and CPS tier rates in effect prior to May 15, 1994, but relied primarily upon the cost-of-service methodology to justify regulated service rates in effect after May 14, 1994. The FCC released a series of orders in 1996, 1997 and 1998 in which it found the Company's rates in the majority of cases to be reasonable, but several cost-of-service cases are still pending before the FCC. Additionally, pursuant to the FCC's regulations, several local franchising authorities are reviewing the Company's basic rate justifications and several other franchising authorities have requested that the FCC review the Company's basic rate justifications. Although the Company generally believes that its rates are justified under the FCC's benchmark or cost-of-service methodologies, it cannot predict the ultimate resolution of these remaining cases.

        Management believes that the regulation of the cable television industry will remain a matter of interest to Congress, the FCC and other regulatory bodies. The FCC, Congress and local franchising authorities continue to be concerned that cable rates are rising too rapidly. The FCC has begun to explore ways of addressing this issue. In addition, the House of Representatives recently passed the "Satellite Copyright, Competition and Consumer Protection Act" (the "Satellite Act") which authorizes, in part, DBS carriers to provide local broadcast television stations within the station's designated market areas, while implementing retransmission consent and phased-in must carry requirements by January 1, 2002 for such local network distribution. The U.S. Senate is considering similar legislation and is expected to pass its own bill shortly. The outcome of these bills or other similar bills cannot be predicted at this time. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the industry or the Company.

RELATED PARTY TRANSACTIONS

        Conflicts of interests may arise due to certain contractual relationships of the Company and the Company's relationship with InterMedia Partners ("IP"), InterMedia Partners II, L.P. ("IP-II"), InterMedia Capital Partners VI, L.P. ("ICP-VI"), and their consolidated subsidiaries and its other affiliates. IMI, which is majority owned by Robert J. Lewis, provides administrative services at cost to the Company and to the operating companies of IP and ICP-VI and their consolidated subsidiaries (together the "Related InterMedia Entities"). Conflicts of interest may arise in the allocation of management and administrative services as a result of such relationships. In addition, the Related InterMedia Entities and IP-II and their respective related management partnerships have certain relationships, and will likely develop additional relationships in the future with AT&TBIS, which could give rise to conflicts of interest.

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

LOSS OF BENEFICIAL RELATIONSHIP WITH AT&TBIS

        The Company's relationship with AT&TBIS currently enables the Company to
(i) purchase programming services and equipment from a subsidiary of AT&TBIS at rates that management believes are generally lower than the Company could obtain through arm's-length negotiations with third parties, (ii) share in AT&TBIS's marketing test results, (iii) share in the results of AT&TBIS's research and development activities and (iv) consult with AT&TBIS's operating personnel with expertise in engineering, technical, marketing, advertising, accounting and regulatory matters. While the Company expects the relationship to continue, there can be no assurance that such benefits will continue to be available in the future should AT&TBIS's ownership in the Company significantly decrease. The loss of the relationship with AT&TBIS could adversely affect the financial position and results of operations of the Company. Further, the Bank Facility provides that an event of default will exist if AT&TBIS does not own beneficially 35.0% or more of ICP-IV's non-preferred partnership interests. See
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Transactions with Affiliates."

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

YEAR 2000

        The Company has developed a plan to review, assess and resolve its year 2000 problem. The Company has completed a review of its computer and operating systems to identify those systems that could be affected by the year 2000 problem and has developed an implementation plan to resolve the issues. Generally, the year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

        The systems evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company has established a year 2000 project management team and is utilizing both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys, inventories, and an assessment of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

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


                                    Percent of Items Inventoried
                              -----------------------------------------
Year 2000                     Distribution                     Internal
Readiness                        Systems                        Systems
---------                        -------                        -------
Ready                               86%                            74%
Ready by end of 1999                13%                            22%
Status unknown                       0%                             4%
Not compliant                        1%                             0%


Of these items, the Company plans to replace those that are not compliant and those for which the status continues to be unknown.

        Representatives from the Company's year 2000 project management team have attended year 2000 conferences held by AT&TBIS in addition to conferences hosted by a major industry technical association, and have reviewed related remediation information received on a number of software products, hardware, equipment and systems.

        The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. The Company is continuing its remediation, testing and implementation efforts. In addition, by June 1999 the Company expects to have completed remediation of its financial information and related systems.

        The Company's overall progress by phase is as follows:


                                                   Complete
                       Expected          --------------------------
                      Completion         Distribution      Internal
 Phase                    Date              Systems         Systems
-------------------------------------------------------------------
Assessment              May 1999               95%             90%
Remediation            June 1999               52%              0%
Testing              August 1999               20%             60%
Implementation       August 1999               52%              0%


        The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such phases will be completed on such dates. The Company intends to conduct on site inspections of items inventoried and audits of remediation and implementation activities at a number of its cable systems during the second quarter of 1999.

        Year 2000 expenditures for the three months ended March 31, 1998 and 1999 were not material to the Company's results of operations. Management of the Company currently estimates that year 2000 expenditures for 1999 will be at least $4.0 million. Although no assurances can be given, management currently expects that (i) cash flows from operations will be sufficient to fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

        The Company relies heavily on certain significant third party vendors, such as its billing service vendor, to provide services to its subscribers. The Company's billing service vendor has disclosed that it has completed its remediation efforts and system testing. Integration testing with certain other vendors' products is expected to be completed by the end of the second quarter of 1999. Although the Company is in the process of researching the year 2000 readiness of its suppliers and vendors, the Company can make no representation regarding the year 2000 compliance status of systems outside its control and currently cannot assess the effect on it of any non-compliance by such systems or parties.

        AT&TBIS manages the Company's advertising business and related services. AT&TBIS is in the process of remediating systems that control the commercial advertising in its and the Company's cable operations. For updated information regarding the status of AT&TBIS's year 2000 program, refer to AT&TBIS's most recent filings with the Securities and Exchange Commission.

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

        Despite the Company's best efforts, there is no assurance that all material risks associated with year 2000 issues will have been adequately identified and corrected by the end of 1999.

        If critical systems related to the Company's operations are not successfully remediated, the Company could face claims of breach of obligations to provide cable services under local franchise agreements, breach of programming contracts with respect to signal carriage, breach of contracts for cable system sales or exchanges, potential deemed violations of "must carry" requirements under FCC rules and regulations, and potential claims by investors or creditors for financial losses suffered as a result of year 2000 non-compliance. The Company cannot predict the likelihood that any such claims might materialize or the extent of potential losses from any such claims.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index


       EXHIBIT                                                                   SEQUENTIALLY
       NUMBER                     EXHIBIT                                       NUMBERED PAGES
       ------                     -------                                       --------------
        24.1       Power of Attorney (included on page 27)....................
        27.1       Schedule of Financial Data for InterMedia Capital
                   Partners IV, L.P...........................................


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1999.

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


                                   INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   By: InterMedia Capital Management,
                                   LLC, its General Partner

                                   By: InterMedia Management, Inc., its
                                   Managing Member


                                   By:       /s/ ROBERT J. LEWIS
                                      -------------------------------------
                                                Robert J. Lewis
                                                   President

Date:  May 13, 1999.

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Robert J. Lewis and Edon V. Smith, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


   /s/ ROBERT J. LEWIS        President, Chief Executive Officer and Sole       May 13, 1999
--------------------------       Director of InterMedia Management, Inc.
     Robert J. Lewis                (principal executive officer)

   /s/ EDON V. SMITH             Chief Financial Officer of InterMedia          May 13, 1999
--------------------------                 Management, Inc.
      Edon V. Smith                  (principal financial officer)


   /s/ THOMAS R. STAPLETON      Vice President of InterMedia Management,        May 13, 1999
--------------------------
     Thomas R. Stapleton                         Inc.
                                     (principal accounting officer)