Form 10-Q
period 1999-06-30
INTERMEDIA CAPITAL PARTNERS IV L P
filed 1999-08-13
CIK 1020817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                          INDEX TO REPORT ON FORM 10-Q
                      For the Quarter Ended June 30, 1999

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I -- FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS .....................................    1
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ......................   14
           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK .....................................................   24

PART II --OTHER INFORMATION ..................................................   25
           ITEM 1.  LEGAL PROCEEDINGS ........................................   25
           ITEM 2.  CHANGES IN SECURITIES ....................................   25
           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................   25
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......   26
           ITEM 5.  OTHER INFORMATION ........................................   26
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................   32

SIGNATURES ...................................................................   33


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           DECEMBER 31,           JUNE 30,
                                                                                               1998                 1999
                                                                                            ---------            ----------
                                                                                                                (unaudited)
ASSETS
Cash and cash equivalents .......................................................           $   2,236            $   5,268
Accounts receivable, net of allowance for doubtful accounts of $1,995 and $2,419,
     respectively ...............................................................              22,716               23,326
Escrowed investments held to maturity ...........................................              30,923               15,450
Interest receivable on escrowed investments .....................................                 791                  468
Receivable from affiliates ......................................................               7,086                8,564
Prepaids ........................................................................                 695                  866
Other current assets ............................................................                 217                  254
                                                                                            ---------            ---------
     Total current assets .......................................................              64,664               54,196
Intangible assets, net ..........................................................             507,500              463,372
Property and equipment, net .....................................................             340,028              345,410
Deferred income taxes ...........................................................              12,598               15,288
Investments and other non-current assets ........................................               3,867                8,777
                                                                                            ---------            ---------
     Total assets ...............................................................           $ 928,657            $ 887,043
                                                                                            =========            =========
LIABILITIES AND PARTNERS' CAPITAL
Current portion of long-term debt ...............................................           $     500            $     500
Accounts payable and accrued liabilities ........................................              29,507               29,757
Payable to affiliates ...........................................................               4,702                5,430
Deferred revenue ................................................................              18,946               17,779
Accrued interest ................................................................              17,958               17,888
                                                                                            ---------            ---------
     Total current liabilities ..................................................              71,613               71,354
Deferred channel launch revenue .................................................               6,485                5,382
Long-term debt ..................................................................             884,000              883,500
Other non-current liabilities ...................................................               1,247                4,817
                                                                                            ---------            ---------
     Total liabilities ..........................................................             963,345              965,053
                                                                                            ---------            ---------
Commitments and contingencies
Minority interest
Mandatorily redeemable preferred shares .........................................              14,184               14,676
PARTNERS' CAPITAL
Preferred limited partnership interest ..........................................              24,888               24,888
Junior preferred limited partnership interest ...................................              (1,423)              (1,423)
General and limited partners' capital ...........................................             (70,487)            (114,301)
Note receivable from general partner ............................................              (1,850)              (1,850)
                                                                                            ---------            ---------
     Total partners' capital ....................................................             (48,872)             (92,686)
                                                                                            ---------            ---------
     Total liabilities and partners' capital ....................................           $ 928,657            $ 887,043
                                                                                            =========            =========



      See accompanying notes to condensed consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                                --------------------------     ------------------------------
                                                                  1998             1999              1998              1999
                                                                --------         ---------         ---------         ---------
REVENUES
Basic and cable services ...............................        $ 47,910         $  53,586         $  93,921         $ 105,497
Pay service ............................................           9,865            11,242            19,978            21,886
Other service ..........................................          11,630            17,231            20,858            32,321
                                                                --------         ---------         ---------         ---------
                                                                  69,405            82,059           134,757           159,704
                                                                --------         ---------         ---------         ---------
COSTS AND EXPENSES
Program fees ...........................................          15,254            18,365            30,555            36,433
Other direct expenses ..................................           6,800             7,962            13,406            15,445
Selling, general and administrative expenses ...........          12,832            17,670            25,962            33,155
Management and consulting fees .........................             838               838             1,675             1,676
Depreciation and amortization ..........................          33,988            40,779            66,760            82,549
                                                                --------         ---------         ---------         ---------
                                                                  69,712            85,614           138,358           169,258
                                                                --------         ---------         ---------         ---------
Loss from operations ...................................            (307)           (3,555)           (3,601)           (9,554)
                                                                --------         ---------         ---------         ---------
OTHER INCOME (EXPENSE)
  Interest and other income ............................             920               602             2,123             1,275
  Interest expense .....................................         (19,753)          (18,530)          (39,272)          (36,988)
  Other expense ........................................             (74)                               (380)              (61)
                                                                --------         ---------         ---------         ---------
                                                                 (18,907)          (17,928)          (37,529)          (35,774)
                                                                --------         ---------         ---------         ---------

Loss before income tax benefit and minority interest ...         (19,214)          (21,483)          (41,130)          (45,328)
Income tax benefit .....................................           1,094               994             2,689             2,690
                                                                --------         ---------         ---------         ---------
Net loss before minority interest ......................         (18,120)          (20,489)          (38,441)          (42,638)
Minority interest ......................................            (230)             (246)             (459)             (492)
                                                                --------         ---------         ---------         ---------
Net loss ...............................................         (18,350)          (20,735)          (38,900)          (43,130)

OTHER COMPREHENSIVE INCOME:
Unrealized holding loss on available-for-sale securities                              (422)                               (684)
                                                                --------         ---------         ---------         ---------
Comprehensive loss .....................................        $(18,350)        $ (21,157)        $ (38,900)        $ (43,814)
                                                                ========         =========         =========         =========


      See accompanying notes to condensed consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                             JUNIOR
                                            PREFERRED       PREFERRED
                                             LIMITED         LIMITED       GENERAL      LIMITED           NOTES
                                             PARTNER         PARTNER       PARTNER      PARTNERS        RECEIVABLE          TOTAL
                                            ---------       ---------      -------      --------        ----------          -----
Balance at December 31, 1997 .......        $ 24,888         $                $         $ (20,751)        $(1,850)        $  2,287
Conversion of Limited Partner
  Interest to Junior Preferred
  Limited Partner Interest .........                           (1,423)                      1,423
Net loss ...........................                                                      (51,434)                         (51,434)
Other comprehensive income .........                                                          275                              275
                                            --------         --------         --        ---------         -------         --------
Balance at December 31, 1998 .......          24,888           (1,423)                    (70,487)         (1,850)         (48,872)
Net loss (unaudited) ...............                                                      (43,130)                         (43,130)
Other comprehensive loss (unaudited)                                                         (684)                            (684)
                                            --------         --------         --        ---------         -------         --------
Balance at June 30, 1999 (unaudited)        $ 24,888         $ (1,423)        $         $(114,301)        $(1,850)        $(92,686)
                                            ========         ========         ==        =========         =======         ========


      See accompanying notes to condensed consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   Six Months Ended
                                                                      June 30,
                                                              -------------------------
                                                                 1998             1999
                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................        $(38,900)        $(43,130)
     Minority interest ...............................             459              492
     Gain on disposal of fixed assets ................             (44)             (61)
     Depreciation and amortization ...................          67,525           83,357
     Changes in assets and liabilities:
           Accounts receivable .......................          (2,403)            (177)
           Interest receivable on escrowed investments             281              323
           Receivable from affiliates ................            (587)          (1,478)
           Prepaids ..................................            (332)            (167)
           Other current assets ......................              25              (50)
           Deferred income taxes .....................          (2,689)          (2,690)
           Investments and other non-current assets ..             147           (5,594)
           Accounts payable and accrued liabilities ..          (4,138)           3,642
           Payable to affiliates .....................             851              728
           Deferred revenue ..........................           2,131           (1,432)
           Accrued interest ..........................             319              (70)
           Deferred channel launch revenue ...........            (611)          (1,007)
           Other non-current liabilities .............              (9)           3,570
                                                              --------         --------
     Cash flows from operating activities ............          22,025           36,256
                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Final settlement on exchange of cable systems ...                             (323)
     Property and equipment ..........................         (45,782)         (46,512)
     Intangible assets ...............................            (925)          (1,362)
     Proceeds from maturity of escrowed investments ..          14,508           15,473
                                                              --------         --------
     Cash flows from investing activities ............         (32,199)         (32,724)
                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) of long-term debt .......          10,500             (500)
                                                              --------         --------
     Cash flows from financing activities ............          10,500             (500)
                                                              --------         --------
Net change in cash and cash equivalents ..............             326            3,032
Cash and cash equivalents, beginning of period .......           6,388            2,236
                                                              --------         --------
Cash and cash equivalents, end of period .............        $  6,714         $  5,268
                                                              ========         ========


      See accompanying notes to condensed consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. THE COMPANY AND BASIS OF PRESENTATION

           InterMedia Capital Partners IV, L.P. ("ICP-IV" or the "Company"), a California limited partnership, was formed on March 19, 1996, as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, for the purpose of acquiring and operating cable television systems in three geographic clusters, all located in the southeastern United States. As of June 30, 1999, ICP-IV's systems served approximately 606,200 basic subscribers.

           The accompanying unaudited interim condensed consolidated financial statements include the accounts of ICP-IV and its controlled subsidiaries, InterMedia Partners IV, Capital Corp. ("IPCC"), IP-IV, InterMedia Partners Southeast ("IPSE"), InterMedia Partners of West Tennessee ("IPWT") and Robin Media Group, Inc. ("RMG"). ICP-IV and its controlled subsidiaries are collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

           Effective June 29, 1999, ICP-IV reduced its 99.99 percent indirect partner interest in IPWT to a 40 percent indirect partner interest through distribution of its 60 percent indirect limited partner interest in IPWT to certain of its limited and general partners ("Withdrawing Partners") in exchange for a portion of their interests in ICP-IV. IP-IV continues to be the general partner of IPWT and maintains control over IPWT's business and the use of IPWT's assets. Accordingly, the accounts of IPWT have been included in the accompanying condensed consolidated financial statements. Because IPWT had a negative partners' capital balance as of the date of the distribution and continues to have a negative partners' capital balance as of June 30, 1999, and the Withdrawing Partners have only limited partner interests in IPWT, the Withdrawing Partners cannot be allocated their proportionate share of IPWT's negative partners' capital balance. Accordingly, no amount related to IPWT has been presented as minority interest in the accompanying condensed consolidated financial statements.

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999. The results of operations for these periods are not necessarily indicative of results that may be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in its Form 10-K for the year ended December 31, 1998.

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

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is currently effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). On May 20, 1999, the FASB issued an exposure draft to amend FAS 133. The amendment, if approved, will extend the effective date of FAS 133 to all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

           AT&TBIS held substantial direct and indirect ownership interests in each of RMH, IPWT and the Greenville/Spartanburg System prior to July 30, 1996. As a result of AT&TBIS's substantial continuing interest in RMG, IPWT and the Greenville/Spartanburg System after the Company's acquisitions, the acquired assets of these entities have been accounted for at their historical basis as of the acquisition date. Results of operations for these entities have been included in the Company's consolidated results only from the acquisition date.

           On August 1, 1996, the Company acquired certain cable television systems of Viacom serving as of the acquisition date 147,500 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System") for an aggregate purchase price of $315,333. The Company's acquisition of the Nashville System has been accounted for

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



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

Exchange

           On December 31, 1998, the Company exchanged certain of its cable system assets located in an around central and eastern Tennessee ("Exchanged Assets"), serving approximately 16,000 basic subscribers, for cable system assets located in and around eastern and western Tennessee, serving approximately 15,500 basic subscribers, and cash of $413, net of $323 paid during the six months ended June 30, 1999 for final purchase price adjustments. The exchange resulted in a net gain of $42,113 calculated as the difference between the fair value of the assets received and the net book value of the Exchanged Assets, plus net proceeds received of $413.

Pending Sales and Exchange

           On April 20, 1999 the Company entered into agreements with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also, the Company executed agreements which provide for payment of cash distributions to the preferred and limited partners, other than AT&TBIS, of approximately $510 million for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third or fourth quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

3. ESCROWED INVESTMENTS HELD TO MATURITY

           The Company's escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes which mature on July 31, 1999. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes through August 1, 1999 (see Note 5 -- Long-term Debt). The fair value of U.S. Treasury Notes held in escrow are as follows:


                                DECEMBER 31, 1998              JUNE 30, 1999
                             ------------------------      ------------------------
                             CARRYING       ESTIMATED      CARRYING       ESTIMATED
                              VALUE        FAIR VALUE       VALUE        FAIR VALUE
Matures within 1 year        $30,923        $31,584        $15,450        $15,922

           The fair values of the investments are based on quoted market prices.

4. @HOME WARRANTS

           Under a distribution agreement with At Home Corporation ("@Home") the Company provides high-speed Internet access to subscribers over the Company's distribution network in certain of its cable television systems. In January 1999, the Company and certain of its affiliates entered into related agreements whereby @Home would issue to the Company and its affiliates warrants to purchase shares of @Home's Series A Common Stock ("@Home Stock") at an exercise price of five dollars and twenty-five cents per share, as adjusted for a two-for-one stock split which occurred on June 17, 1999. Under the provisions of the agreements, management estimates that the Company may purchase up to 1,220,000 shares of @Home Stock, as adjusted for a two-for-one stock split which occurred on June 17, 1999. The warrants become vested and exercisable, subject to certain forfeiture and other conditions, based on operational targets which include offering the @Home service by the Company in its service areas and obtaining specified numbers of @Home subscribers over the remaining six year term of the @Home distribution agreement. Other service revenue for the three and six months ended June 30, 1999 includes $2,666 and $5,630, respectively, representing the fair market value at various dates during the six month period of warrants to purchase 63,146 and 109,422 shares, respectively, of @Home Stock. As of June 30, 1999, the Company's investment balance for warrants to purchase 109,422 shares of @Home Stock was $4,619, net of $1,010 of unrealized holding loss recognized during the three months ended June 30, 1999.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



5. LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                         DECEMBER 31,       JUNE 30,
                                                                            1998              1999
                                                                          ---------         ---------
Bank revolving credit facility, $450,000 commitment as of June 30,
     1999, interest currently at LIBOR plus 0.88%
     or ABR payable quarterly, matures July 1, 2004 ..............        $ 373,000         $ 373,000

Bank term loan, interest at LIBOR plus 1.75% (6.81%)
     payable quarterly, matures January 1, 2005 ..................          219,500           219,000

11 1/4% senior notes, interest payable semi-annually,
     due August 1, 2006 ..........................................          292,000           292,000
                                                                          ---------         ---------
                                                                            884,500           884,000
Less current portion of long-term debt ...........................             (500)             (500)
                                                                          ---------         ---------
Long-term debt ...................................................        $ 884,000         $ 883,500
                                                                          =========         =========

           The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $450,000 of available credit. Revolving credit facility commitments are permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0. At December 31, 1998, the interest rates were 6.00%, 6.06%, 6.50% and 7.75% on borrowings of $181,000, $182,000, $6,000 and $4,000, respectively, outstanding under the revolving credit facility. At June 30, 1999, the interest rates were 6.00%, 5.875% and 7.75% on borrowings of $181,000, $185,000 and $7,000, respectively, outstanding under the revolving credit facility.

           The Company has entered into interest rate swap agreements in the aggregate notional principal amount of $120,000 to establish long-term fixed interest rates on its variable senior bank debt. Under the swap agreements, the Company pays quarterly interest at fixed rates ranging from 6.28% to 6.32% and receives quarterly interest payments equal to LIBOR. The differential to be paid or received in connection with an individual swap agreement is accrued as interest rates change over the period to which the payments or receipts relate. The agreements expire between February 2000 and November 2001.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



           The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1998 and June 30, 1999 the fair market value of the interest rate swaps was approximately $(4,217) and $(1,464), respectively.

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

           As of December 31, 1998 and June 30, 1999, ICP-IV has $31,714 and $15,918, respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

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

           Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1998 and June 30, 1999 is $327,040 and $322,660, respectively. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1998 and June 30, 1999 approximate their fair value.

6. COMMITMENTS AND CONTINGENCIES

           The Company is committed to provide cable television services under franchise agreements with remaining terms of up to eighteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

           Current Federal Communications Commission ("FCC") regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered into retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

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

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



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

           In the Spring of 1999 the Tennessee Department of Revenue ("TDOR") proposed legislation which was subsequently passed by the Tennessee State Legislature and which replaced the current Amusement Tax with a new sales tax on all cable service revenues in excess of fifteen dollars per month, effective September 1, 1999. The new tax will be computed at a rate approximately equal to the existing effective tax rate.

           Prior to the passage of the new sales tax legislation, the TDOR had suggested that, unless the Company and other cable operators in Tennessee support the proposed legislation, it would assess additional taxes on prior years' expanded basic service revenue. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it. Management also believes that such an assessment is not likely based on the passage of the new sales tax legislation.

           The Company's management believes it has made a valid interpretation of the current Tennessee statute and regulations and that it has properly determined and paid all sales taxes due. The Company further believes that the legislative history of the current statute and related regulations, as well as the TDOR's history of not making assessments based on audits of prior periods, support the Company's interpretation. The Company and other cable operators in Tennessee are aggressively defending their past practices on calculation and payment of the Amusement Tax.

           The Company is subject to other claims and litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial position or results of operations.

7. RELATED PARTY TRANSACTIONS

           InterMedia Management, Inc. ("IMI") is the managing member of InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $1,399 and $1,697 for the three months ended June 30, 1998 and 1999, respectively, and $3,203 and $3,134 for the six months ended June 30, 1998 and 1999, respectively. Receivable from affiliates at December 31, 1998 and June 30, 1999 includes $179 and

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



$666, respectively, of advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of ICP-IV's subsidiaries.

           Effective January 1, 1998, IMI also provides certain management services to ICP-IV and its subsidiaries for a per annum fee of $3,350, of which IMI will defer 20% per annum, payable in each following year, in order to support the Company's debt. Prior to January 1, 1998, ICM-IV provided such management services to the Company for the same per annum fee of $3,350.

           As an affiliate of AT&TBIS, ICP-IV is able to purchase programming services from a subsidiary of AT&TBIS. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. Such volume rates may not continue to be available in the future should AT&TBIS's ownership in ICP-IV significantly decrease. Programming fees charged by the AT&TBIS subsidiary for the three months ended June 30, 1998 and 1999 amounted to $11,766 and $13,001, respectively, and $22,969 and $25,704 for the six months ended June 30, 1998 and 1999, respectively. Payable to affiliates includes programming fees payable to the AT&TBIS subsidiary of $4,032 and $4,425 as of December 31, 1998 and June 30, 1999, respectively.

           On January 1, 1998 an affiliate of AT&TBIS entered into an agreement with the Company to manage the Company's advertising business and related services for an annual fixed fee per advertising sales subscriber, as defined by the agreement. In addition to the annual fixed fee, AT&TBIS is entitled to varying percentage shares of the incremental growth in annual cash flow from advertising sales above specified targets. Management fees charged by the AT&TBIS subsidiary were $64 and $175 for the three months ended June 30, 1998 and 1999, respectively, and $145 and $310 for the six months ended June 30, 1998 and 1999, respectively. Receivable from affiliates at December 31, 1998 and June 30, 1999 includes $6,907 and $7,898, respectively, of receivables from AT&TBIS for advertising sales.

8. CHANNEL LAUNCH REVENUE

           During 1997 and 1998 the Company received payments from certain programmers to launch and promote their new channels. Of the total amount received, the Company recognized advertising revenue of $217 during the six months ended June 30, 1999 for advertisements provided by the Company to promote the new channels. No advertising revenue was recognized for the three months ended June 30, 1999 or for the six-month period ended June 30, 1998 related to the promotion of these new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range from five and ten years. The Company amortized $348 and $425 of the remaining payments during the three months ended June 30, 1998 and 1999, respectively, and $657 and $904 for the six months ended June 30, 1998 and 1999, respectively.

9. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

           During the six months ended June 30, 1998 and 1999, the Company paid interest of $38,188 and $36,250, respectively.

10. SUBSEQUENT EVENT

           In July 1999, the Company received cash of $97,455 from an affiliate of AT&TBIS in exchange for a junior preferred limited partner interest in ICP-IV with a preferred return of 9.50% compounded annually (through June 29,

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

2000 and 12.75% after June 29, 2000) and senior in priority to the limited partner interests, other than the preferred limited partner interest. The Company used the proceeds to redeem approximately 30 percent of its 11-1/4% senior notes. Under the terms of the indenture, the Company had the option to redeem with proceeds of equity investments, on or before August 1, 1999, up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 111-1/4% of the principal amount plus accrued and unpaid interest.

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

           IPWT, RMG and the Greenville/Spartanburg System were acquired from entities in which AT&TBIS had a significant ownership interest. Because of AT&TBIS's substantial continuing interest in these entities as a 49.6% limited partner in ICP-IV (as discussed in Note 2 to the Condensed Consolidated Financial Statements included herein), these acquisitions were accounted for at their historical cost basis as of the acquisition date. Results of these entities are included in the Company's consolidated results of operations only from the date of acquisition.

Pending Sales and Exchange

           On April 20, 1999 the Company entered into agreements with affiliates of Charter Communications, Inc. ("Charter") to sell certain of its cable television systems serving approximately 286,000 basic subscribers in and around western and eastern Tennessee and Gainesville, Georgia and to exchange its cable systems serving approximately 120,000 basic subscribers in and around Greenville and Spartanburg, South Carolina for Charter systems serving approximately 140,000 basic subscribers located in Indiana, Kentucky, Utah and Montana ("Charter Transactions"). The Charter Transactions include the sale of all of the Class A Common Stock of RMG. Also, the Company executed agreements which provide for payment of cash distributions to the preferred and limited partners, other than AT&TBIS, of approximately $510 million for redemption of their partner interests ("Final Equity Distributions") upon completion of the Charter Transactions. Expected net proceeds from the Charter Transactions of approximately $850 million and the Final Equity Distributions are subject to certain adjustments. The Company expects to close the Charter Transactions and make the Final Equity Distributions during the third or fourth quarter of 1999. Consummation of the Charter Transactions are subject to a number of conditions including regulatory and lender consents. Use of proceeds from the Charter Transactions, including the Final Equity Distributions, are also subject to lender consents. Upon consummation of the Charter Transactions and the Final Equity Distributions, AT&TBIS will own 99.999% of the partner interests in the Company.

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

Transactions with Affiliates

           Due to AT&TBIS's equity ownership in the Company, the Company is able to purchase programming services from Satellite Services, Inc. ("SSI"), a subsidiary of AT&TBIS. Management believes that the aggregate programming rates obtained through this relationship are lower than the rates the Company could obtain through arm's-length negotiations with third parties. Loss of the relationship with AT&TBIS could adversely affect the financial position and results of operations of the Company. During the three months ended June 30, 1998 and 1999, the Company paid 77.1% and 70.8%, respectively, of its program fees to SSI. During the six months ended June 30, 1998 and 1999, the Company paid 75.2% and 70.6%, respectively, of its program fees to SSI.

           The Company and its affiliated entities, InterMedia Partners and InterMedia Capital Partners VI, L.P. and their consolidated subsidiaries (together the "Related InterMedia Entities") have entered into agreements ("Administrative Agreements") with IMI, pursuant to which IMI provides accounting, operational, marketing, engineering, legal, regulatory compliance and other administrative services at cost. IMI is the managing member of ICM-IV LLC, the managing general partner of ICP-IV. Generally, IMI charges costs to the Related InterMedia Entities based on each entity's number of basic subscribers as a percentage of total basic subscribers for all of the Related InterMedia Entities. In addition to changes in IMI's aggregate cost of providing such services, changes in the number of the Company's basic subscribers and/or changes in the number of basic subscribers for the other Related InterMedia Entities will affect the level of IMI costs charged to the Company. IMI charged $1.4 million and $1.7 million to the Company for the three months ended June 30, 1998 and 1999, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 1998 and 1999, respectively.

           IMI also provides certain management services to the Company for an annual fee of $3,350. See Part II, Item 5 "Other Information --Certain Factors Affecting Future Results-- Related Party Transactions."

RESULTS OF OPERATIONS

           The following table sets forth, for the periods presented, statement of operations and other data of the Company expressed in dollar amounts (in thousands) and as a percentage of revenue.

                                                            Three Months Ended June 30,
                                               -------------------------------------------------------
                                                      1998                           1999
                                               -----------------------         -----------------------
                                                            Percentage                      Percentage
                                               Amount       of Revenue         Amount       of Revenue
                                               ------       ----------         ------       ----------
                                                                    (unaudited)
Statement of Operations Data:
Revenue ..............................        $ 69,405         100.0%         $ 82,059         100.0%

Costs and Expenses:
   Program fees ......................          15,254          22.0            18,365          22.4
   Other direct expenses(1) ..........           6,800           9.8             7,962           9.7
   Selling, general and administrative
     expenses(2) .....................          12,832          18.5            17,670          21.5
   Management and consulting fees ....             838           1.2               838           1.0
   Depreciation and amortization .....          33,988          49.0            40,779          49.7
                                              --------         -----          --------         -----

Loss from operations .................            (307)         (0.4)           (3,555)         (4.3)
Interest and other income ............             920           1.3               602           0.7
Interest expense .....................         (19,753)        (28.5)          (18,530)        (22.6)
Other expense ........................             (74)         (0.1)
Income tax benefit ...................           1,094           1.6               994           1.2
Minority interest ....................            (230)         (0.3)             (246)         (0.3)
                                              --------         -----          --------         -----

Net loss .............................        $(18,350)        (26.4)%        $(20,735)        (25.3)%
                                              ========         =====          ========         =====

Other Data:
EBITDA(3) ............................        $ 33,681          48.5%         $ 37,224          45.4%

                                                            Six Months Ended June 30,
                                              -----------------------------------------------------------
                                                       1998                              1999
                                              -------------------------          ------------------------
                                                             Percentage                       Percentage
                                                 Amount      of Revenue          Amount       of Revenue
                                                                     (unaudited)
Statement of Operations Data:
Revenue ..............................        $ 134,757         100.0%         $ 159,704         100.0%

Costs and Expenses:
   Program fees ......................           30,555          22.7             36,433          22.8
   Other direct expenses(1) ..........           13,406           9.9             15,445           9.7
   Selling, general and administrative
     expenses(2) .....................           25,962          19.3             33,155          20.8
   Management and consulting fees ....            1,675           1.2              1,676           1.0
   Depreciation and amortization .....           66,760          49.5             82,549          51.7
                                              ---------         -----          ---------         -----

Loss from operations .................           (3,601)         (2.7)            (9,554)         (6.0)
Interest and other income ............            2,123           1.6              1,275           0.8
Interest expense .....................          (39,272)        (29.1)           (36,988)        (23.2)
Other expense ........................             (380)         (0.3)               (61)         (0.0)
Income tax benefit ...................            2,689           2.0              2,690           1.7
Minority interest ....................             (459)         (0.3)              (492)         (0.3)
                                              ---------         -----          ---------         -----

Net loss .............................        $ (38,900)        (28.9)%        $ (43,130)        (27.0)%
                                              =========         =====          =========         =====

Other Data:
EBITDA(3) ............................        $  63,159          46.9%         $  72,995          45.7%

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

Revenues

           The Company's revenues for the three and six months ended June 30, 1999 increased to $82.1 million and $159.7 million, respectively, as compared with $69.4 million and $134.8 million for the same periods ended June 30, 1998, respectively, due primarily to (i) basic subscriber rate increases which resulted in increased revenue of approximately $4.0 million and $8.7 million for the three and six month periods, respectively, (ii) increased number of basic subscribers due to household growth, which accounted for approximately $1.7 million and $2.8 million for the three and six month periods, respectively,
(iii) increases in pay service revenue of approximately $1.4 million and $1.9 million for the three and six month periods, respectively, due primarily to increases in digital subscribers, and (iv) an increase of approximately $5.6 million and $11.5 million in other service revenue for the three and six month periods, respectively. The increase in other service revenue is due primarily to
(i) revenue recognized for @Home warrants exercisable by the Company pursuant to its agreements with @Home (see Note 4-@Home warrants to the Condensed Consolidated Financial Statements) and (ii) increases in advertising sales, digital installation and converter revenues and data service revenues generated from providing high-speed Internet access over the

Company's broadband network. The Company began offering data and digital services to its subscribers in September 1997 and March 1998, respectively. Other service revenue for the three and six months ended June 30, 1999 also includes $2.7 million and $5.6 million, respectively, of income recognized for @Home warrants exercisable by the Company.

           The Company served approximately 606,200 basic subscribers at June 30, 1999, compared to 587,700 basic subscribers at June 30, 1998. Average basic service revenue per basic subscriber for the three and six months ended June 30, 1999 was $29.45 and $29.29, respectively, compared to $27.27 and $26.87 for the same periods ended June 30, 1998, respectively. The increase represents rate increases implemented by certain of the Company's cable systems primarily in September 1998 and in early 1999, including rate increases for additional channels offered by certain of the cable systems which have been upgraded pursuant to the Company's Capital Improvement Program.

Program Fees

           Program fees for the three and six months ended June 30, 1999 increased to $18.4 million and $36.4 million, respectively, as compared with $15.3 million and $30.6 million for the same periods ended June 30, 1998, respectively, due primarily to higher rates charged by certain programmers and increased number of channels offered by certain of the Company's systems to their basic subscribers. Average monthly program costs per basic subscriber for the three and six months ended June 30, 1999 were $10.09 and $10.12, respectively, compared to $8.68 and $8.74 for the three and six months ended June 30, 1998, respectively. Program fees for the three and six months ended June 30, 1999 represent 28.3% and 28.6%, respectively, of basic and pay service revenues compared to 26.4% and 26.8% for the three and six months ended June 30, 1998, respectively. The increases as a percentage of basic and pay service revenues reflect the impact of program fee rate increases outpacing revenue growth for the periods.

Other Direct Expenses

           Other direct expenses increased to $8.0 million and $15.4 million for the three and six months ended June 30, 1999, respectively, compared to $6.8 million and $13.4 million for the three and six months ended June 30, 1998, respectively, as a result of (i) an increase in payroll expense due primarily to wage increases and new employee incentive compensation programs, and (ii) increased costs associated with the Company's data service business resulting from increased subscribers. Other direct expenses as a percentage of total revenues remained relatively constant at 9.7% for the three and six months ended June 30, 1999 compared to 9.8% and 9.9% for the same periods ended June 30, 1998, respectively.

Selling, General and Administrative

           Selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 1999 increased to $17.7 million and $33.2 million, respectively, compared to $12.8 million and $26.0 million for the same periods ended June 30, 1998, respectively, due primarily to (i) increased payroll costs as a result of annual wage increases and new employee incentive compensation programs, and (ii) increased marketing expenses resulting from significant increases in campaigns to attract new subscribers and promotions of the Company's data and digital services as well as its newly rebuilt cable systems. SG&A as a percentage of total revenues increased to 21.5% and 20.8% for the three and six months ended June 30, 1999, respectively, compared to 18.5% and 19.3% for the same periods ended June 30, 1998, respectively, reflecting the impact of increases in payroll and marketing expenses outpacing revenue growth for the periods.

Depreciation and Amortization

           Depreciation and amortization expense for the three and six months ended June 30, 1999 increased to $40.8 million and $82.5 million, respectively, compared to $34.0 million and $66.8 million for the same periods ended June 30, 1998, respectively, due primarily to (i) capital expenditures of $95.9 million for the twelve months ended June 30, 1999 and (ii) increases in property and equipment and intangible asset balances which resulted from the exchange of certain cable system assets in December 1998, offset by (iii) the Company's use of an accelerated depreciation method that results in higher depreciation expense being recognized in the earlier years and lower expense in the later years.

Interest and Other Income

           Interest and other income for the three and six months ended June 30, 1999 decreased to $0.6 million and $1.3 million, respectively, compared to $0.9 million and $2.1 million for the three and six months ended June 30, 1998, respectively, due primarily to decreases in interest income earned on the escrowed investments held to be used by the Company to make semi-annual interest payments on the Notes. The decrease in interest income is a result of decreases in the escrowed investment balances.

           Interest Expense

           Interest expense decreased to $18.5 million and $37.0 million for the three and sixth months ended June 30, 1999, respectively, compared to $19.8 million and $39.3 million for the three and six months ended June 30, 1998, respectively, due primarily to lower interest rates during the three and six months ended June 30, 1999 compared to the same period in 1998.

Net Loss

           The Company's net loss for the three and six months ended June 30, 1999 increased to $20.7 million and $43.1 million from $18.4 million and $38.9 million for the three months ended June 30, 1998, respectively. The increases are due primarily to increases in depreciation and amortization expense, offset by increases in EBITDA and decreases in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

           The following table sets forth certain statement of cash flows information of the Company (in thousands) for the six months ended June 30, 1998 and 1999.

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                            -------------------------
                                              1998            1999
                                                   (UNAUDITED)
Statement of Cash Flows Data:
Cash flows from operating activities        $ 22,025         $ 36,256
Cash flows from investing activities         (32,199)         (32,724)
Cash flows from financing activities          10,500             (500)

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

SIX MONTHS ENDED JUNE 30, 1999

           The Company's cash balance increased by $3.0 million from $2.2 as of January 1, 1999 to $5.2 million as of June 30, 1999.

Cash Flows from Operating Activities

           The Company generated cash flows from operating activities of $36.3 million for the six months ended June 30, 1999 reflecting (i) income from operations of $73.0 million before non-cash charges to income for depreciation and amortization of $82.5 million; (ii) interest and other income received of $1.6 million, primarily from the escrowed investments; (iii) interest paid of $36.3 million; and (iv) other net working capital uses and non-operating expenses of $2.0 million.

Cash Flows from Investing Activities

           The Company purchased property and equipment of $46.5 million during the six months ended June 30, 1999 consisting primarily of cable system upgrades and rebuilds, plant extensions, converters and initial subscriber installations.

           The Company received $15.5 million in proceeds from maturity of its escrowed investments on January 31, 1999. These proceeds and related interest received were used to fund interest payment obligations on the Notes of $16.4 million on February 1, 1999.

Cash Flows from Financing Activities

           The Company's cash flows from financing activities for the six months ended June 30, 1999 represented net repayments of $0.5 million under the bank revolving credit facility.

           The Company funded its capital expenditures and interest payments on the 11.25% senior notes, the bank term loan and the revolving credit facility primarily with proceeds from the maturity of its escrowed investments and related accrued interest, as described above, and cash available from operations.

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

           For each of the years through maturity of the Notes, the Company's principal sources of liquidity are expected to be cash generated from operations and borrowings under the Company's revolving credit facility. The revolving credit facility currently provides for borrowings up to $450.0 million in the aggregate, with permanent semi-annual commitment reductions, and matures in 2004. As of June 30, 1999, the Company had $373.0 million outstanding under the revolving credit facility, leaving availability of $77.0 million. Prior to January 1, 1999, the Company had no mandatory amortization requirements under the Bank Facility.

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

           The Bank Facility and the Indenture, as defined herein, restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales and enter into certain transactions with affiliates. In addition, the Bank Facility and Indenture restrict the ability of a subsidiary to pay distributions or make certain payments to ICP-IV, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Bank Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. Such restrictions and compliance tests, together with the Company's substantial leverage and the pledge of substantially all of IP-IV's equity interests in its subsidiaries, could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of June 30, 1999 the Company was in compliance with all of the debt covenants as provided by the Bank Facility and the Indenture.

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

COMMITMENTS AND CONTINGENCIES

           The Company has continuing commitments under franchise agreements and FCC regulations and is subject to litigation and other claims in the ordinary course of business. See Note 6 to the Condensed Consolidated Financial Statements included herein. See Part II, Item 5 "Other Information -- Certain Factors Affecting Future Results -- Regulation of the Cable Television Industry" and "-- Expiration of Franchises."

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

           The systems which have been evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company has established a year 2000 project management team and has utilized both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys, inventories, and an assessment of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

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

                              Percent of Items Inventoried
                     -------------------------------------------
Year 2000            Distribution                       Internal
Readiness               Systems                         Systems
---------            ------------                       -------
Ready                     80%                             69%
Ready with upgrade        19%                             28%
Status unknown             1%                              0%
Not compliant              0%                              3%

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

           The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. The Company is continuing its remediation, testing and implementation efforts and expects to be completed by early September 1999.

           The Company's overall progress by phase is as follows for items that the Company's management believes could have a significant impact on operations if such items are not year 2000 compliant by the end of 1999:

                                                                             Complete
                           Expected Completion Date /         ----------------------------------
                                Completion                    Distribution             Internal
Phase                              Date                          Systems                Systems
------------------------------------------------------------------------------------------------
Assessment                          June 1999                      100%                  100%
Remediation                    September 1999                       83%                   55%
Testing                        September 1999                       80%                  100%
Implementation                 September 1999                       83%                   55%

           The Company is mainly relying on vendor and other third party testing with respect to systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company reviews testing results of third parties for distribution equipment as they become available. The percent complete for testing of distribution systems is based solely on the limited number of items which the Company plans to test internally. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such phases will be completed on such dates, or whether sufficient information on third party testing will be made available to determine the adequacy of such testing.

           The Company's year 2000 audit team has completed on site inspections at a number of its cable systems to ensure that the inventory of critical items is complete and that remediation and implementation activities are being performed in a diligent manner by the Company personnel and outside vendors.

           Management of the Company currently estimates that year 2000 expenditures for 1999 will not be material to the Company's results of operations.

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

           The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations or support functions, including the ability to provide premium, pay-per-view or satellite delivered programming services to subscribers, customer billing and account information, scheduling of installation and repair calls, insertion of advertising spots in the Company's programming, and security and fire protection. The Charter Transactions and Final Equity Distribution are expected to close during the third or fourth quarter of 1999. It is the understanding of the Company's management that AT&TBIS will address the Company's contingency planning for all such significant year 2000 risks.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company manages interest rate risk by maintaining a mix of fixed and variable rate debt that will lower borrowing costs within reasonable risk parameters. Interest rate swap agreements are used to effectively convert variable rate debt to fixed rate debt. At December 31, 1998 and June 30, 1999, the Company had interest rate swap agreements to pay quarterly interest at fixed rates ranging from 6.28% to 6.3225% and receive quarterly interest at the variable rate equal to LIBOR on $120.0 million notional amount of indebtedness, which represented approximately 20.3% of the Company's underlying debt subject to variable interest rates at December 31, 1998 and June 30, 1999. During the six months ended June 30, 1998 and 1999, the Company's net payments pursuant to the interest rate swap agreements were $0.4 and $0.8 million, respectively.

           Based on the Company's variable-rate debt and related interest rate swap agreements outstanding at June 30, 1999, each 100 basis point increase or decrease in the level of interest rates would increase or decrease the Company's quarterly interest expense and related cash payments by approximately $1.2 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

                            PART II OTHER INFORMATION

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

           In the Spring of 1999 the Tennessee Department of Revenue ("TDOR") proposed legislation which was subsequently passed by the Tennessee State Legislature and which replaced the current Amusement Tax with a new sales tax on all cable service revenues in excess of fifteen dollars per month, effective September 1, 1999. The new tax will be computed at a rate approximately equal to the existing effective tax rate.

           Prior to the passage of the new sales tax legislation, the TDOR had suggested that, unless the Company and other cable operators in Tennessee support the proposed legislation, it would assess additional taxes on prior years' expanded basic service revenue. The TDOR can issue an assessment for prior periods up to three years. The Company estimates that the amount of such an assessment, if made for all periods not previously audited, would be approximately $17 million. The Company's management believes that it is possible but not likely that the TDOR can make such an assessment and prevail in defending it. Management also believes that such an assessment is not likely based on the passage of the new sales tax legislation.

           The Company's management believes it has made a valid interpretation of the current Tennessee statute and regulations and that it has properly determined and paid all sales taxes due. The Company further believes that the legislative history of the current statute and related regulations, as well as the TDOR's history of not making assessments based on audits of prior periods, support the Company's interpretation. The Company and other cable operators in Tennessee are aggressively defending their past practices on calculation and payment of the Amusement Tax.

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

                    CERTAIN FACTORS AFFECTING FUTURE RESULTS

SUBSTANTIAL LEVERAGE; DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES

           The Company has indebtedness that is substantial in relation to partners' capital. On June 30, 1999, the Company's total debt balance was approximately $884.0 million and partners' capital was a deficit balance of approximately $92.7 million. In addition, subject to the restrictions in the bank debt agreements and indenture for the Notes (the "Indenture"), ICP-IV and its subsidiaries (other than IPCC) may incur additional indebtedness from time to time to finance acquisitions and capital expenditures or for general corporate purposes. The high level of the Company's indebtedness will have important consequences, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for general corporate purposes or for capital expenditures; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally. See "-- Future Capital Requirements."

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

COMPETITION IN CABLE TELEVISION INDUSTRY; RAPID TECHNOLOGICAL CHANGE

           Cable television systems face competition from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including video tape cassette recorders. Competing sources of video programming include, but are not limited to, off-air broadcast television, DBS, MMDS, SMATV, Local Multipoint Distribution Service ("LMDS") and other new technologies. Other new technologies may become competitive with services that cable communications systems can offer. For example, BellSouth has announced its plans to launch its Digital Subscriber Line services which will compete with the Company's high speed Internet access services. In addition, with respect to non-video services, the FCC has authorized television broadcast stations to transmit, in subscriber frequencies, text and graphic information useful both to consumers and to businesses. The FCC has adopted a final Table of Allotments and Rules for the assignment of channels for high definition television ("HDTV"). Furthermore, the cable television industry is subject to rapid and significant changes in technology. The effect of any future technological changes on the viability or competitiveness of the Company's business cannot be predicted.

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

           The systems which have been evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company has established a year 2000 project management team and has utilized both internal and external resources to assess, remediate, test and implement systems for year 2000 readiness. The Company has completed internal surveys, inventories, and an assessment of its data and voice networks, engineering systems, facilities, hardware and software supporting distribution of the Company's services, and other equipment and systems potentially impacted by the year 2000 problem.

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

                                      Percent of Items Inventoried
                            --------------------------------------------
Year 2000                   Distribution                        Internal
Readiness                      Systems                          Systems
---------                   ------------                        --------
Ready                            80%                              69%
Ready with upgrade               19%                              28%
Status unknown                    1%                               0%
Not compliant                     0%                               3%

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

           The Company has completed the assessment of its internal hardware and software systems and those systems and devices that manage the distribution of the Company's video and data services to its subscribers. Specifically, the Company completed its review of vendor confirmation letters, performed risk assessments by component of all items inventoried, reviewed system dependencies, developed detailed estimates of remediation costs, assessed timing for remediation activities and made detailed remediation decisions. The Company is continuing its remediation, testing and implementation efforts and expects to be completed by early September 1999.

           The Company's overall progress by phase is as follows for items that the Company's management believes could have a significant impact on operations if such items are not year 2000 compliant by the end of 1999:

                                                                            Complete
                           Expected Completion Date /         ---------------------------------
                                  Completion                  Distribution             Internal
Phase                                Date                        Systems                Systems
------------------------------------------------------------------------------------------------
Assessment                          June 1999                      100%                  100%
Remediation                    September 1999                       83%                   55%
Testing                        September 1999                       80%                  100%
Implementation                 September 1999                       83%                   55%

           The Company is mainly relying on vendor and other third party testing with respect to systems and devices that manage the distribution of the Company's video and data services to its subscribers. The Company reviews testing results of third parties for distribution equipment as they become available. The percent complete for testing of distribution systems is based solely on the limited number of items which the Company plans to test internally. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such phases will be completed on such dates, or whether sufficient information on third party testing will be made available to determine the adequacy of such testing.

           The Company's year 2000 audit team has completed on site inspections at a number of its cable systems to ensure that the inventory of critical items is complete and that remediation and implementation activities are being performed in a diligent manner by the Company personnel and outside vendors.

           Management of the Company currently estimates that year 2000 expenditures for 1999 will not be material to the Company's results of operations.

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

           The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations or support functions, including the ability to provide premium, pay-per-view or satellite delivered programming services to subscribers, customer billing and account information, scheduling of installation and repair calls, insertion of advertising spots in the Company's programming, and security and fire protection. The Charter Transactions and Final Equity Distribution are expected to close during the third or fourth quarter of 1999. It is the understanding of the Company's management that AT&TBIS will address the Company's contingency planning for all such significant year 2000 risks.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

  EXHIBIT                                                                        SEQUENTIALLY
  NUMBER                              EXHIBIT                                    NUMBERED PAGES
  ------                              -------                                    --------------
   24.1          Power of Attorney (included on page 33).......................
   27.1          Schedule of Financial Data for InterMedia Capital
                                     Partners IV, L.P..........................


(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

 Date of Report             Items Reported           Financial Statements Filed
 --------------             --------------           --------------------------
 June 29, 1999                 Item 5                         None

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



                                       INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                       By:   InterMedia Capital Management,
                                       LLC, its General Partner


                                       By: InterMedia Management, Inc., its
                                       Managing Member


                                       By: /s/ ROBERT J. LEWIS
                                           -------------------------------------
                                               Robert J. Lewis
                                                  President

Date: August 12, 1999.


                                POWER OF ATTORNEY

           KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Robert J. Lewis and Edon V. Smith, each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/ ROBERT J. LEWIS              President, Chief Executive Officer and Sole    August 12, 1999
---------------------------        Director of InterMedia Management, Inc.
   Robert J. Lewis                     (principal executive officer)


/s/ EDON V. SMITH                  Chief Financial Officer of InterMedia        August 12, 1999
---------------------------                  Management, Inc.
   Edon V. Smith                       (principal financial officer)


/s/ THOMAS R. STAPLETON                 Vice President of InterMedia            August 12, 1999
---------------------------                    Management, Inc.
    Thomas R. Stapleton                 (principal accounting officer)

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                              EXHIBIT
  ------                              -------
   24.1          Power of Attorney (included on page 33).......................
   27.1          Schedule of Financial Data for InterMedia Capital
                                     Partners IV, L.P..........................